Form 10-Q
period 1994-01-31
NORTHWESTERN STEEL & WIRE CO
filed 1994-03-04
CIK 73093

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 1994

                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission file number 1-4288



                      NORTHWESTERN STEEL AND WIRE COMPANY
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Illinois                               36-1562920
- - --------------------------------------------------------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

                 121 Wallace Street, Sterling, Illinois 61081
- - --------------------------------------------------------------------------------
             (Address of principal executive office)    (Zip Code)


Registrant's telephone number, including area code 815/625-2500
                                                   ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    ------    ------

Number of shares of common stock outstanding as of March 2, 1994:

     Common Stock  24,708,508 shares
     (includes 420,014 treasury shares)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                                          January 31,         July 31,
                                                              1994               1993
                                                          -----------        -----------
                                                            (In Thousands of Dollars)
            ASSETS
CURRENT ASSETS
  Cash and cash items                                     $     1,397        $     1,773
  Receivables, less allowance of $1,000                        50,854             54,029
  Deferred income taxes                                         7,602              7,602
  Other assets                                                  5,791              5,121
                                                          -----------        -----------
                                                               65,644             68,525
                                                          -----------        -----------

  Inventories, at lower of cost or market:
     Finished products                                         42,220             38,992
     Semi-finished products                                    25,479             19,828
     Raw materials and supplies                                14,401             16,902
                                                          -----------        -----------
                                                               82,100             75,722
                                                          -----------        -----------
          Total current assets                                147,744            144,247
                                                          -----------        -----------

PLANT AND EQUIPMENT, at cost                                  322,789            312,632
   Accumulated depreciation                                   106,892             96,117
                                                          -----------        -----------
   Net plant and equipment                                    215,897            216,515
                                                          -----------        -----------

DEFERRED FINANCING COSTS                                        7,892              8,652
ORGANIZATIONAL AND PRE-OPERATING COSTS                          1,683              2,244
                                                          -----------        -----------

          Total assets                                    $   373,216        $   371,658
                                                          ===========        ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                       $    49,575        $    53,857
   Accrued expenses                                            24,148             26,945
   Current portion of long term debt                               87                 87
                                                          -----------        -----------
           Total current liabilities                           73,810             80,889

LONG TERM DEBT                                                166,646            164,234
DEFERRED EMPLOYEE BENEFIT OBLIGATIONS                          80,389             64,043
DEFERRED INCOME TAXES                                           7,602              7,602
                                                          -----------        -----------
           Total liabilities                                  328,447            316,768
                                                          -----------        -----------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
    Common stock, par value $.01 per share;
       outstanding 24,687,932 and 24,631,955
       shares, respectively                                  123,002            122,942
    Retained earnings (deficit)                              (57,796)           (62,709)
    Minimum pension liability                                (15,114)                 -
    Treasury shares, at cost; 420,014 shares
      of Common Stock                                         (5,323)            (5,343)
            Total shareholders' equity                    -----------        -----------
                                                              44,769              54,890
                                                          -----------        -----------
            Total liabilities and shareholders' equity    $   373,216        $   371,658
                                                          ===========        ===========


                  The accompanying notes are an integral part
                   of the consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended          Six Months Ended
                                                              January 31,                January 31,
                                                        ----------------------      ---------------------
                                                          1994          1993          1994        1993
                                                                 (In thousands of dollars except
                                                                 per share data and tonnage data)

Net sales                                               $140,247      $115,829      $296,290     $246,489
                                                        --------      --------      --------     --------

Cost and operating expenses:
     Cost of goods sold (excluding depreciation)         125,406       102,768       264,604      219,569
     Depreciation                                          5,404         5,432        10,775       10,861
     Selling and administrative                            2,478         2,356         5,095        5,390
                                                        --------      --------      --------     --------
        Total cost and operating expenses                133,288       110,556       280,474      235,820
                                                        --------      --------      --------     --------

Operating profit                                           6,959         5,273        15,816       10,669
                                                        --------      --------      --------     --------

Other income and expenses:
     Interest expense                                      4,795         5,765         9,489       11,664
     Interest and other income                               (28)          (11)         (120)         (21)
                                                        --------      --------      --------     --------
        Total other income and expenses                    4,767         5,754         9,369       11,643
                                                        --------      --------      --------     --------
Income (loss) before income taxes
      and cumulative effect of accounting change           2,192          (481)        6,447         (974)
Provision for income taxes                                   521            --         1,534           --
                                                        --------      --------      --------     --------
Income (loss) before cumulative effect of
      accounting change                                    1,671          (481)        4,913         (974)

Cumulative effect of accounting change (Note 7)               --            --            --      (39,778)
                                                        --------      --------      --------     --------

Net income (loss)                                       $  1,671      $   (481)     $  4,913    $ (40,752)
                                                        ========      =========     ========    =========

Income (loss) before cumulative effect
      of accounting change per share                    $   0.07      $  (0.03)     $   0.20     $  (0.05)

Cumulative effect of accounting change
      per share                                               --            --            --        (2.19)
                                                        --------      --------      --------     --------
Net income (loss) per share                             $   0.07      $  (0.03)     $   0.20     $  (2.24)
                                                        ========      ========      ========     ========
Net tons shipped                                         383,346       345,695       826,295      732,963
                                                        ========      ========      ========     ========

                  The accompanying notes are an integral part
                   of the  consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        For the Six Months Ended
                                                                                January 31,
                                                                       ---------------------------
                                                                         1994               1993
                                                                       --------           --------
                                                                         (In thousands of dollars)
Cash Flow From Operations:
     Net income (loss)                                                 $  4,913           $(40,752)
     Cumulative effect of accounting change                                   -             39,778
     Depreciation                                                        10,775             10,861
     Amortization of deferred financing costs and debt discount           1,019                914
     Amortization of organizational and pre-operating costs                 561                562
     (Increase) decrease in receivables                                   3,175               (111)
     (Increase) in inventories                                           (6,378)           (15,062)
     (Increase) decrease in other current assets                           (670)             1,722
     Increase in deferred employee benefits                               1,232              3,572
     Decrease in accounts payable and accrued expenses                   (7,079)            (9,838)
     Deferred interest due at maturity                                    1,157              1,347
     Unearned ESOP compensation                                               -              1,923
                                                                       --------           --------
Net cash provided by (used in) operations                                 8,705             (5,084)
                                                                       --------           --------

Cash Flows Used in Investing Activities:
     Capital expenditures                                               (10,157)            (3,351)
                                                                       --------           --------
Net cash used in investing activities                                   (10,157)            (3,351)
                                                                       --------           --------

Cash Flows From Financing Activities:
     Payment of long term debt                                          (29,350)           (22,155)
     Purchase of treasury shares                                                              (669)
     Issuance of long term debt                                          30,346                  -
     Proceeds from issuance of Common Stock                                 224             35,804
     Costs related to the issuance of Common Stock                         (144)            (3,691)
     Payment of deferred financing costs                                      -                (87)
                                                                       --------           --------
Net cash provided by financing activities                                 1,076              9,202
                                                                       --------           --------

     (Decrease) increase in cash and cash items                            (376)               767
Cash and Cash Items:
     Beginning of period                                                  1,773                800
                                                                       --------           --------
     End of period                                                     $  1,397           $  1,567
                                                                       ========           ========

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
     Interest                                                          $  9,489           $ 10,254
     Income taxes paid                                                 $    217           $     65

                  The accompanying notes are an integral part
                   of the consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


(1)  COMPANY STRUCTURE

          The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. The Company has two wholly-owned subsidiaries: (i) Northwestern Steel and Wire Company, a Texas corporation
 ("NSW - Texas"), which operates the Company's Houston rolling and finishing mill; and (ii) Northwestern Steel and Wire Company, a Delaware corporation ("NSW - Delaware"), which provides administrative services to the Company and NSW - Texas for which it receives payment from the Company. All significant intercompany accounts and transactions have been eliminated. The Company operates in one business segment, producing steel and steel products.

(2)  INTERIM ACCOUNTING POLICIES

          The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information included herein not misleading. The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

          In the opinion of management, the unaudited consolidated financial statements of the Company included herein contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of January 31, 1994, the results of operations for the three month and six month periods ended January 31, 1994 and 1993 and cash flows for
the six months ended January 31, 1994 and 1993.   The results of operations for
such interim periods are not necessarily indicative of the results for the full year. The balance sheet as of July 31, 1993 has been derived from the Company's audited historical financial statements.

(3)  EMPLOYEE BENEFITS

          As a result of the trend of declining long-term interest rates, the Company has decided to remeasure its pension and postretirement benefits obligations as of January 31, 1994.

          The requirements of SFAS No. 87 and SFAS No. 106 to adjust the discount rate in line with current and expected to be available interest rates on high quality fixed-income instruments have resulted in a decision by the Company to reduce its assumed discount rate from 9% to 7.46%. In addition, the Company has also reduced its expected rate of increase in future compensation levels from 5% to 3.5% effective January 31, 1994 for its pension plans and reduced its ultimate trend rate for postretirement benefits from 5.1% to 3.6%.

          The effect of the pension plan changes was a non-cash charge to shareholders' equity of $15,114,000 at January 31, 1994. The impact of the change in assumptions under both SFAS No. 87 and SFAS No. 106 will not have a material effect on the results of operations for the balance of the year.

          Unlike SFAS No. 87, the changes described under SFAS No. 106 do not result in a charge to shareholders' equity at January 31, 1994.

          The following table presents a reconciliation of the funded status of the pension plans to the amounts included as accrued expenses and deferred employee benefit obligations in the accompanying balance sheets at January 31, 1994 and July 31, 1993.



                                January 31, 1994     July 31, 1993
                               -----------------  -------------------
                                Hourly   Salaried   Hourly   Salaried
                                 Plan      Plan      Plan      Plan
                               --------  --------  --------  --------
                                          (In Thousands)
Actuarial present value of
   benefit obligations:
   Accumulated benefit
    obligations (including
    vested benefits of
    $151,550 at January 31,
    1994 and $131,924 for
    1993 for the Hourly
    Plan and $50,390 at
    January 31, 1994 and
    $44,279 for 1993 for
    the Salaried Plan)         $162,782   $53,098  $141,720   $46,707
   Effect of increase in
    compensation                 10,910     4,281    13,703     4,759
                               --------   -------  --------   -------
   Projected benefit
    obligation                  173,692    57,379   155,423    51,466
Plan assets at fair value       148,278    55,222   142,616    53,640
                               --------   -------  --------   -------
Plan assets (less than) in
     excess of projected
     benefit obligation         (25,414)   (2,157)  (12,807)    2,174

Unrecognized net loss            26,024     8,596    12,405     4,419

Adjustment required to
     recognize minimum
     liability                  (15,114)        -         -         -
                               --------   -------  --------   -------

Pension (liability) asset      $(14,504)  $ 6,439  $  ( 402)  $ 6,593
                               ========   =======  =========  =======


          The provisions of SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions," were adopted by the Company effective August 1, 1992. This pronouncement requires accrual accounting for these benefits rather than the general practice of cash-basis accounting. Upon adoption, the Company elected to record the transition obligation as a one-time charge against earnings, rather than amortize it over a number of years. This charge was $39.8 million or $2.19 per share and represents the actuarially computed present value of estimated future benefits to current retirees plus that portion of benefits earned to date by active employees.

          Because the decision to adopt the new rules was not made until the fourth quarter of fiscal 1993, it was necessary to restate previously reported
financial information for the first three quarters of the fiscal year.   The
adoption of this pronouncement resulted in no tax effect. The first quarter was also adjusted to reflect the cumulative effect of the accounting change as discussed above.

          Summary information on the Company's postretirement plan is as follows:

                                          January 31, 1994   July 31, 1993
                                          ----------------   -------------
                                                    (In thousands)
Financial Status of Plan:
     Accumulated post-retirement
     benefit obligation (APBO) as of:


          Retirees                            $(39,322)        $(35,274)
          Fully eligible active plan
              participants                     (11,781)         (10,487)
          Other active plan participants       (22,284)         (19,135)
                                              --------         --------
                                               (73,387)         (64,896)
          Less plan assets at fair value             0                0
                                              --------         --------
          Funded status                        (73,387)         (64,896)
          Unrecognized net loss                  7,395              254
                                              --------         --------
          Unfunded accrued cost               $(65,992)        $(64,642)
                                              ========         ========

          The assumed healthcare cost trend rate used in measuring the accumulated post-retirement benefit obligation was 8.6% in 1994 for pre-65 retirees and 7.7% for post-65 retirees declining to an ultimate rate of 3.6% over a 9-year period for both populations. The assumed healthcare cost trend rate used in measuring the accumulated post-retirement benefit obligation was 9% in 1993 for pre-65 retirees and 8% for post-65 retirees declining to an ultimate rate of 5.1% over a 10-year period for both populations.


          If the healthcare cost trend rate assumptions were increased by 1% each year, the APBO as of January 31, 1994, would be increased by $9,390,000 and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for the year then ended increased by $904,000.


(4)  SHAREHOLDERS' EQUITY

     The Company's authorized shares are as follows:

         Common Stock                    75,000,000
         Preferred Stock                  1,000,000

          During fiscal 1993 the Company established a Management Stock Option Plan and reserved 900,000 shares of Common Stock for future grants at fair market value at the date of grant to certain members of management. Options to purchase an aggregate of 775,000 shares of Common Stock at an exercise price of $4.00 per share and 37,500 shares of Common Stock at an exercise price of $9.88 per share are outstanding. The Company also approved the establishment of an Employee Stock Purchase and Option Plan, subject to applicable securities law requirements, for certain salaried and hourly employees during fiscal 1993. The plan granted options to purchase a total of 300,000 shares of Common Stock at an exercise price of $4.00 per share, plus, subject to certain restrictions, those remaining shares not purchased at the time of the one-time purchase opportunity to purchase a total of 200,000 shares.

          As of January 31, 1994 certain salaried and hourly employees purchased 87,755 shares of Common Stock pursuant to the exercise of options granted under the Employee Stock Purchase and Option Plan at an exercise price of $4.00 per share. Options to purchase 212,493 shares of Common Stock at an exercise price of $4.00 per share remain outstanding under the Employee Stock Purchase and Option Plan.

          At the Annual Meeting of Shareholders on January 20, 1994, the Company established the 1994 Long-Term Incentive Plan (the "1994 Plan") and reserved 1,250,000 shares of Common Stock for issuance under the 1994 Plan. The 1994 Plan provides for the granting to key employees and other key individuals who perform services for the Company stock options, stock appreciation rights and restricted stock that the Board of Directors or a duly appointed committee thereof deems to be consistent with the purposes of the 1994 Plan. No grants to purchase stock under the 1994 Plan are outstanding.

          The Company also approved the establishment of the 1994 Director Stock Option Plan (the "1994 Director Plan") and reserved 50,000 shares of Common Stock for issuance under the 1994 Director Plan. The 1994 Director Plan provides solely for the award of non-qualified stock options to Directors who are not employees of the Company or affiliates of Kohlberg & Co., L.P. Each eligible director will be awarded 2,500 stock options upon such director's election or reelection to the Board of Directors. Each such award will be at fair market value on the date of the grant. Options become exercisable six months after the date of the grant and generally expire five years following the date of the grant. Options to purchase an aggregate of 7,500 shares of Common Stock at an exercise price of $11.25 per share are outstanding.

         There are no shares of Preferred Stock outstanding.

(5)  NET INCOME PER SHARE

          Per share amounts, as presented on the Consolidated Statements of Income, are based on the average shares outstanding of 25,282,604 for the three and six months ended January 31, 1994 and 18,170,143 for the three and six months ended January 31, 1993, respectively. The average shares outstanding for each period include the dilutive impact of shares issuable pursuant to the Company's Management Stock Option Plan, the Employee Stock Purchase and Option Plan and the 1994 Director Plan. Options under the 1994 Director Plan are not currently exercisable.

(6)  DEBT AND CREDIT ARRANGEMENTS

          Long-term debt at January 31, 1994, consisted of the following:

                                               Principal   Interest
                                                 Amount      Rate
                                               ---------   --------
                                                  (In Thousands)

Amended and Restated Credit Agreement
  Rollover Term Loan                            $ 43,512     13.1%
  Revolver Loan                                      900      7.5%
Deferred Financing Fee                             6,608      7.1%
9.5% Senior Notes due 2001,
  Net of Discount                                114,271      9.5%
Other notes payable                                1,442      3.0%
                                                --------
                                                 166,733
Less current portion                                 (87)
                                                --------

                                                $166,646
                                                ========

          Pursuant to the Senior Credit Facility, Chemical Bank and certain other lenders provided financing to the Company in the form of two remaining facilities: (i) a rollover term loan in the amount of $50 million; and (ii) a revolving credit loan providing available borrowings up to $65 million. The revolving credit loan has a final maturity on May 9, 1997, but may be renewed on an annual basis thereafter with the unanimous approval of Chemical Bank and any other participating lenders. The interest rates indicated above are as of January 31, 1994.

          The Senior Credit Facility contains various covenants, including covenants prohibiting or limiting the incurrence of additional indebtedness, the granting of liens or guarantees, sales of assets, and capital expenditures, as well as financial covenants requiring maintenance of a specified current ratio, a consolidated interest expense coverage ratio, a fixed charge coverage ratio and a leverage ratio.

          The rollover term loan is required to be repaid in quarterly installments beginning October 31, 1995, with final maturity on April 30, 1999. The Senior Credit Facility provides that the rollover term loan bears interest at a fixed annual rate of 13.07%, provided that, through July 31, 1994, interest on the term loan is required to be paid at a floating annual rate equal to the Alternate Base Rate (as defined in the Senior Credit Facility) plus 1.5% and, provided further, that the difference between interest accrued at the fixed annual rate of 13.07% and interest paid as described above will be deferred monthly in arrears and added to the principal of the rollover term loan. Such deferred interest bears interest which is required to be paid monthly in arrears at a floating rate equal to the Alternate Base Rate plus 1.5%, and the deferred interest added to principal is required to be paid in full on the date of the final installment of principal of the rollover term loan. The Company is also required to prepay the rollover term loan to the extent of excess cash flow (as defined in the Senior Credit Facility).

          The loans under the Senior Credit Facility are collateralized by a lien on substantially all of the Company's and its subsidiaries assets and all loans are cross-collateralized. The revolving credit loan under the Senior Credit Facility will be available to the extent that the Company satisfies certain borrowing base criteria. At January 31, 1994 additional borrowings of approximately $64,100,000 under the revolving credit facility were available to the Company.

          In connection with the Senior Credit Facility, the Company had previously agreed to pay Chemical Bank a fee of $5 million, which was to be deferred until the Houston Facility began to earn revenue (as described) and which would be payable thereafter in accordance with a formula. As a result of an amendment to the Senior Credit Facility in September 1991, the terms of the $5 million fee were modified to provide that the entire fee became due and payable immediately, but that Chemical Bank would defer payment until the principal amount of all loans under the Senior Credit Facility has been paid in full. The deferred fee bears interest at the adjusted LIBO Rate for the interest period then in effect plus 4% compounded monthly, with the payment of interest also being deferred until such principal amount has been paid in full.

          Pursuant to the Senior Credit Facility, Chemical Bank receives a $200,000 annual administration fee and the lenders receive a quarterly commitment fee of 1/2% per annum based on the average unused amount of the commitment of the lenders under the Senior Credit Facility.

          In consideration for the September 1991 amendment to the Senior Credit Facility, the Company agreed to pay Chemical Bank approximately $238,000 which is deferred until the principal amount of all loans under the Senior Credit Facility has been paid in full.

          At January 31, 1994, $114,271,000 (net of unamortized discount of $729,000) of Senior Notes were outstanding. The Senior Notes earn interest at the rate of 9.5% per annum, payable semi-annually on June 15 and December 15. The Company will be required to redeem on June 15, 2001, the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. The Senior Notes may not be redeemed prior to June 15, 1997. On or after June 15, 1997, the Company may, at its option, redeem the Senior Notes in whole or in part at a premium plus accrued and unpaid interest. On or after June 15, 1999, the Company may redeem in whole or in part the Senior Notes at the aggregate principal amount plus accrued and unpaid interest.

          The Senior Notes are unsecured obligations of the Company. They will be senior to all subordinated indebtedness of the Company and rank pari passu with all other existing and future senior indebtedness of the Company. Upon the occurrence of a change in control (as defined), the holders will have the option to cause the Company to repurchase all or a portion of the outstanding Senior Notes at 101% of the principal amount.

          The Senior Notes contain certain restrictive covenants that, among other things, will limit the ability of the Company to incur additional indebtedness, create liens, issue preferred stock of subsidiaries, pay dividends, repurchase capital stock, make certain other restricted payments, engage in transactions with affiliates, sell assets, engage in sale and leaseback transactions and engage in mergers and consolidation.

(7)  BENEFITS FOR RETIRED EMPLOYEES

          The provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were adopted by the Company effective August 1, 1992. This pronouncement requires accrual accounting for these benefits rather than the general practice of cash-basis accounting. Upon adoption, the Company elected to record the transition obligation as a one-time charge against earnings, rather than amortize it over a number of years. This charge was $39.8 million or $2.19 per share and represents the actuarially computed present value of estimated future benefits to current retirees plus that portion of benefits earned to date by active employees. The estimated costs of postretirement benefits are recognized based on an annual cost determination performed by the Company's independent actuarial firm.

(8)  INCOME TAX

          The Company estimates that annual income taxes will be incurred, thus the allocation of income tax to interim periods is required. The Company recorded an income tax provision by estimating the annual effective income tax rate and applied that rate to pretax income.

          The effective income tax rate for the Company varies from the Federal statutory tax rate due to state income taxes and the utilization of net operating loss carryforwards.

(9)  COMMITMENTS AND CONTINGENCIES

          At January 31, 1994, the Company had commitments for capital expenditures of approximately $9,100,000.

          There are various claims and legal proceedings arising in the normal course of business pending against or involving the Company wherein monetary damages are sought. These claims and proceedings are generally covered by insurance and it is management's opinion that the Company's liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

          The Company is subject to a broad range of federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and/or hazardous wastes and the remediation of contamination associated with releases of hazardous substances.

          Primarily because the melting process at the Company's Sterling facility produces dust that contains lead and cadmium, the Company is classified, in the same manner as other similar steel mills in its industry, as a generator of hazardous waste.

          The Company believes that it is currently in substantial compliance with applicable environmental requirements and does not anticipate the need to make substantial expenditures for environmental control measures during fiscal 1994. Nevertheless, as is the case with steel producers in general, if a release of hazardous substances located on the Company's property or used in general in the conduct of the Company's business occurs, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability and remedial cost could be material.

          The Company has been sued in a wrongful death action stemming from the death of an employee who sustained an injury at the Houston facility. The Company has insurance for claims of this type, however the amount of the loss cannot be presently determined.

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations
        ---------------------------------------------

          The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended July 31, 1993.

Results of Operations
- - ---------------------

          Net sales for the Company were $296.3 million on shipments of 826,295 net tons for the six months ended January 31, 1994, compared to $246.5 million on shipments of 732,963 net tons for the six months ended January 31, 1993.

          Steel shipments (tons) increased 13% in the six-month period ended January 31, 1994 compared to the same period in the prior year. Volume (tons) for structural products increased 10% in the current year period compared to the same period in the prior year due to modest improvements in the Company's principal market, steel construction, together with continuing gains in market share resulting from ongoing improvements in shipping, and on-time delivery. Shipments of rod and wire products increased 4% for the six months ended January 31, 1994 compared to the same period in the prior year. The increase in shipments of rod and wire products resulted from expanded marketing programs and continued improvements in shipping and on-time delivery. Due to increases in steelmaking for the six months ended January 31, 1994, the Company was able to increase the shipments of semi-finished steel 67% for the six months ended January 31, 1994, compared to the six months ended January 31, 1993.

          Pricing on the Company's principal raw material, steel scrap, continued to escalate to record levels. These escalating costs have led to several price increases to the Company's customers. Due to these price increases, together with the steel shipment increase, the Company's net sales increased $49.8 million or 20% for the six-month period ended January 31, 1994 compared to the same period in the prior year.

          Net sales for the second fiscal quarter ended January 31, 1994 amounted to $140.2 million, an increase of 21% from the comparable quarter when net sales were $115.8 million. Despite severe winter weather conditions during the quarter which restricted shipments and production, volume (tons) for the quarter ended January 31, 1994 was 383,346 net tons, an increase of 11% from the comparative quarter in the prior year. The increase in volume shipped is directly attributable to the Company's efforts to expand market share through improvements in customer service and capacity utilization.

          Cost of goods sold, excluding depreciation, as a percentage of net sales for the three and six-month periods ended January 31, 1994, remain unchanged at 89% compared to the same periods in the prior year. This was achieved despite the fact that scrap cost in the six months ended January 31, 1994 increased 34% compared to the same period ended January 31, 1993. This resulted from a combination of improved operating efficiencies and increased selling prices.

          Selling and administrative expense was $5.1 million for the six months ended January 31, 1994 compared to $5.4 million for the six months ended January 31, 1993. The reduction in selling and administrative expense is primarily due to decreased expenditures for professional fees. For the quarter ended January 31, 1994, selling and administrative expense remained relatively unchanged at $2.5 million compared to $2.4 million for the prior year quarter.

          Interest expense decreased $2.2 million from $11.7 million for the six-month period ended January 31, 1993 to $9.5 million for the comparable quarter in the current year. For the quarter ended January 31, 1994, interest expense declined $1.0 million to $4.8 million compared to $5.8 million for the quarter ended January 31, 1993. The reduction in interest expense is principally the result of reduced levels of borrowings.

          The provision for income tax increased to $.5 million and $1.5 million for the three and six-month periods ended January 31, 1994, respectively. The increase in the provision for income tax is due to the anticipated increased levels of taxable earnings compared to the same periods in the prior year.

          The cumulative effect of accounting change significantly increased the net loss for the six months ended January 31, 1993. The cumulative effect of the accounting change was the result of adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Upon adoption, the Company elected to record the transition obligation as a one-time charge against earnings, rather than amortize it over a number of years. This charge was $39.8 million or $2.19 per share.

          For the foregoing reasons, the net income for the six months ended January 31, 1994 was $4.9 million or $0.20 per share, compared with a net loss of $40.8 million or $2.24 per share. For the quarter ended January 31, 1994, net income was $1.7 million or $0.07 per share, compared with a net loss of $.5 million or $0.03 per share for the quarter ended January 31, 1993.


LIQUIDITY AND CAPITAL RESOURCES

          GENERAL. Funds for the Company's operational needs have been provided from internally generated cash and through utilization of the Senior Credit Facility. As of January 31, 1994, the Company's consolidated total debt aggregated approximately $166.7 million (net of unamortized discount on the Senior Notes), of which approximately $166.6 million was classified as long term debt. The consolidated debt-to-equity ratio increased to 4:1 at January 31, 1994 compared to 3:1 at July 31, 1993 after giving effect to the $15.1 million non-cash charge to equity for the minimum pension liability as described in Footnote
3. As of January 31, 1994, the Company had cash on hand of approximately $1.4 million and approximately $64.1 million available for borrowing under its existing revolving credit facility. The Company's current ratio continues to improve, increasing to 2.0:1 at January 31, 1994 compared to 1.8:1 at July 31, 1993. This increased financial and operating flexibility has enabled the Company to better manage inventory levels which, when combined with the Company's enhanced product line, have enabled it to better serve its customers needs.

          On a longer term basis, the Company has significant future debt service obligations. The Company's ability to satisfy these obligations and to secure adequate capital resources in the future will be dependent on its ability to generate adequate operating cash flow. The Company expects that its cash flow from operations and available borrowings will be sufficient to fund the repayment of the Senior Notes, other investing activities and other required debt amortization through the maturity of the Senior Notes. This will be dependent on its overall operating performance and be subject to general business, financial and other factors affecting the Company and the domestic steel industry, as well as prevailing economic conditions, certain of which are beyond the control of the Company.

          As reported in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993 in "Item 3, Legal Proceedings," the Company is seeking a declaratory judgment in the Circuit Court of Cook County, Illinois that certain provisions of the state's revised workers' compensation regulations are unconstitutional. The effect of the revised regulations is to require the Company to increase the amount of security posted by the Company from $200,000 to $8.8 million to maintain the Company's self-insurance workers' compensation privilege. Upon the posting of a $400,000 bond, the Company obtained a temporary restraining order which effectively restrains the imposition of this increased security requirement and the ability of the Illinois Industrial Commission (the "Industrial Commission") to terminate the Company's self-insurer status, pending further order of

The Circuit Court of Cook County. If the Company is unsuccessful in its challenge to the Industrial Commission's actions or regulations and is unable to post the required bond, the Company would be required under the Illinois law to obtain insurance for its workers' compensation claims. Insurance would likely be much more expensive than the Company's self-insurance plan or may be unavailable and obtaining a letter of credit under the Senior Credit Facility would reduce the Company's borrowing capacity.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          The Annual Meeting of the Shareholders of the Company was held on January 20, 1994 for the purpose of electing nine Directors, to approve the 1994 Long-Term Incentive Plan, to approve the 1994 Director Stock Option Plan and to elect an Auditor for the Company for the coming year. There were a total of 18,451,131 shares of Common Stock cast.

          The nine Directors elected, which constitutes the entire Board of Directors, and the votes cast for each Director were:

                                                   Votes For
                                                   ----------

          William F. Andrews                       17,989,221
          Kim G. Davis                             17,999,574
          Darius W. Gaskins, Jr.                   17,999,794
          Robert N. Gurnitz                        17,475,321
          James A. Kohlberg                        17,973,785
          Jerome Kohlberg Jr.                      17,989,287
          Christopher Lacovara                     17,975,752
          George W. Peck, IV                       17,995,086
          Richard F. Williams                      17,965,959

There were 13,925,339 shares cast for the 1994 Plan, which was approved. There were a total of 13,801,297 shares cast for the 1994 Director Stock Option Plan which was also approved and there were 17,955,003 votes for the election of Coopers & Lybrand as auditors for the Company for the ensuing year.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a)  Exhibit 11 - Computation of Income Per Share

          (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1994.

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NORTHWESTERN STEEL AND WIRE COMPANY



                                       By         /s/ E. G. Maris
                                          -----------------------------------
                                          E. G. Maris, Senior Vice President,
                                                Chief Financial Officer
                                             (Principal Financial Officer)


Date:  March 4, 1994