Form 10-Q
period 1994-04-30
NORTHWESTERN STEEL & WIRE CO
filed 1994-06-14
CIK 73093

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 1994

                       or

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

Number of shares of common stock outstanding as of June 7, 1994:

          Common Stock 24,307,706 shares
          (includes 420,014 treasury shares)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                                                     April 30,           July 31,
                                                                       1994                1993
                                                                     ---------          ---------
                                                                      (In Thousands of Dollars)
                                              ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                           $  1,236           $  1,773
  Receivables, less allowance of $1,000                                 63,416             54,029
  Deferred income taxes                                                  7,602              7,602
  Other assets                                                           6,079              5,121
                                                                      --------           --------
                                                                        78,333             68,525
                                                                      --------           --------

  Inventories, at lower of cost or market:
    Finished products                                                   42,908             38,992
    Semi-finished products                                              27,692             19,828
    Raw materials and supplies                                          17,966             16,902
                                                                      --------           --------
                                                                        88,566             75,722
                                                                      --------           --------
      Total current assets                                             166,899            144,247
                                                                      --------           --------

PLANT AND EQUIPMENT, at cost                                           327,318            312,632
  Accumulated depreciation                                             112,400             96,117
                                                                      --------           --------
  Net plant and equipment                                              214,918            216,515
                                                                      --------           --------

DEFERRED FINANCING COSTS                                                 7,528              8,652
ORGANIZATIONAL AND PRE-OPERATING COSTS                                   1,403              2,244
                                                                      --------           --------

      Total assets                                                    $390,748           $371,658
                                                                      ========           ========


                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                    $ 58,251           $ 53,857
  Accrued expenses                                                      24,594             26,945
  Current portion of long term debt                                         87                 87
                                                                      --------           --------
      Total current liabilities                                         82,932             80,889

LONG TERM DEBT                                                         173,089            164,234
DEFERRED EMPLOYEE BENEFIT OBLIGATIONS                                   80,622             64,043
DEFERRED INCOME TAXES                                                    7,602              7,602
                                                                      --------           --------
      Total liabilities                                                344,245            316,768
                                                                      --------           --------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
  Common stock, par value $.01 per share;
   outstanding 24,708,721 and 24,631,955 shares, respectively          123,076            122,942
  Retained earnings (deficit)                                          (56,136)           (62,709)
  Minimum pension liability                                            (15,114)                 -
  Treasury shares, at cost; 420,014 shares of Common Stock              (5,323)            (5,343)
                                                                      --------           --------
      Total shareholders' equity                                        46,503             54,890
                                                                      --------           --------
      Total liabilities and shareholders' equity                      $390,748           $371,658
                                                                      ========           ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended         Nine Months Ended
                                                            April 30,                  April 30,
                                                     ---------------------     -------------------------
                                                       1994         1993           1994          1993

                                              (In thousands of dollars except per share data and tonnage data)


Net sales                                            $150,356     $141,923     $  446,646     $  388,412
                                                     --------     --------     ----------     ----------

Cost and operating expenses:
     Cost of goods sold (excluding depreciation)      136,640      126,146        401,244        345,715
     Depreciation                                       5,549        5,438         16,324         16,299
     Selling and administrative                         2,587        2,749          7,682          8,139
                                                     --------     --------     ----------     ----------
        Total cost and operating expenses             144,776      134,333        425,250        370,153
                                                     --------     --------     ----------     ----------

Operating profit                                        5,580        7,590         21,396         18,259
                                                     --------     --------     ----------     ----------

Other income and expenses:
     Interest expense                                   4,645        5,589         14,134         17,253
     Interest and other income                             (3)         (16)          (123)           (37)
                                                     --------     --------     ----------     ----------
        Total other income and expenses                 4,642        5,573         14,011         17,216
                                                     --------     --------     ----------     ----------


Income before income taxes and
   cumulative effect of accounting change                 938        2,017          7,385          1,043
Provision for income taxes                               (722)           -            812              -
                                                     --------     --------     ----------     ----------

Income before cumulative effect of
   accounting change                                    1,660        2,017          6,573          1,043

Cumulative effect of accounting change (Note 7)             -            -              -        (39,778)
                                                     --------     --------     ----------     ----------

Net income (loss)                                    $  1,660     $  2,017     $    6,573     $  (38,735)
                                                     ========     ========     ==========     ==========
Income before cumulative effect
   of accounting change per share                    $   0.06     $   0.11     $     0.26     $     0.06

Cumulative effect of accounting change
   per share                                                -            -              -          (2.19)
                                                     --------     --------     ----------     ----------
Net income (loss) per share                          $   0.06     $   0.11     $     0.26     $    (2.13)
                                                     ========     ========     ==========     ==========
Net tons shipped                                      392,346      401,668     $1,218,640     $1,134,631
                                                     ========     ========     ==========     ==========

                  The accompanying notes are an integral part
                   of the  consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Nine Months Ended
                                                                                  April 30,
                                                                         ---------------------------
                                                                           1994              1993
                                                                         ---------         ---------
                                                                          (In thousands of dollars)
Cash Flow From Operations:
     Net income (loss)                                                   $  6,573          $(38,735)
     Cumulative effect of accounting change                                     -            39,778
     Depreciation                                                          16,324            16,299
     Loss on sale of fixed asset                                               11                 -
     Amortization of deferred financing costs and debt discount             1,513             1,351
     Amortization of organizational and pre-operating costs                   841               842
     Increase in receivables                                               (9,387)           (4,746)
     Increase in inventories                                              (12,844)          (27,043)
     (Increase) decrease in other current assets                             (958)            1,051
     Increase in deferred employee benefits                                 1,466             3,667
     Increase in accounts payable and accrued expenses                      2,043             7,468
     Deferred interest due at maturity                                      1,191             2,062
     Unearned ESOP compensation                                                 -             2,885
                                                                         --------          --------
Net cash provided by operations                                             6,773             4,879
                                                                         --------          --------

Cash Flows Used in Investing Activities:
     Capital expenditures                                                 (14,755)           (6,572)
     Loss on sale                                                              17                 -
                                                                         --------          --------
Net cash used in investing activities                                     (14,738)           (6,572)
                                                                         --------          --------

Cash Flows From Financing Activities:
     Payment of long term debt                                            (51,315)          (29,528)
     Purchase of treasury shares                                                -              (694)
     Issuance of long term debt                                            58,589                 -
     Proceeds from issuance of Common Stock                                   307            35,819
     Costs related to the issuance of Common Stock                           (153)           (3,775)
     Payment of deferred financing costs                                        -               (87)
                                                                         --------          --------
Net cash provided by financing activities                                   7,428             1,735
                                                                         --------          --------

     Increase (decrease) in cash and cash items                              (537)               42
Cash and Cash Equivalents:
     Beginning of period                                                    1,773               800
                                                                         --------          --------
     End of period                                                       $  1,236          $    842
                                                                         ========          ========

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
     Interest                                                            $ 14,067          $ 14,781
     Income taxes paid                                                   $    840          $     99

                  The accompanying notes are an integral part
                   of the consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


(1)  COMPANY STRUCTURE

          The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. The Company has two wholly-owned subsidiaries: (i) Northwestern Steel and Wire Company, a Texas corporation ("NSW - Texas"), which operates the Company's Houston rolling and finishing mill; and (ii) Northwestern Steel and Wire Company, a Delaware corporation ("NSW
- - - Delaware"), which provides administrative services to the Company and NSW - Texas for which it receives payment from the Company. All significant intercompany accounts and transactions have been eliminated. The Company operates in one business segment, producing steel and steel products.

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

          In the opinion of management, the unaudited consolidated financial statements of the Company included herein contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 30, 1994, the results of operations for the three month and nine month periods ended April 30, 1994 and 1993 and cash flows for the nine months ended April 30, 1994 and 1993. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The balance sheet as of July 31, 1993 has been derived from the Company's audited historical financial statements.

(3)  EMPLOYEE BENEFITS

          As a result of the trend of declining long-term interest rates, the Company remeasured its pension and postretirement benefits obligations as of January 31, 1994.

          The requirements of SFAS No. 87 and SFAS No. 106 to adjust the discount rate in line with current and expected to be available interest rates on high quality fixed-income instruments resulted in a decision by the Company to reduce its assumed discount rate from 9% to 7.46%. In addition, the Company also reduced its expected rate of increase in future compensation levels from 5% to 3.5% effective January 31, 1994 for its pension plans and reduced its ultimate trend rate for postretirement benefits from 5.1% to 3.6%.

          The effect of the pension plan changes was a non-cash charge to shareholders' equity of $15,114,000 at January 31, 1994. The impact of the change in assumptions under both SFAS No. 87 and SFAS No. 106 will not have a material effect on the results of operations for the balance of the year.

          Unlike SFAS No. 87, the changes described under SFAS No. 106 did not result in a charge to shareholders' equity at January 31, 1994.

(4)  SHAREHOLDERS' EQUITY

          As of April 30, 1994 certain salaried and hourly employees purchased 108,544 shares of Common Stock pursuant to the exercise of options granted on August 12, 1992 under the Employee Stock Purchase and Option Plan at an exercise price of $4.00 per share. Options to purchase 191,704 shares of Common Stock at an exercise price of $4.00 per share remain outstanding under the Employee Stock Purchase and Option Plan. Additionally, options granted on August 12, 1992 under the Management Stock Option Plan aggregate 775,000 shares of Common Stock at an exercise price of $4.00 per share and 37,500 shares of Common Stock at an exercise price of $9.88 per share.

          At the Annual Meeting of Shareholders on January 20, 1994, the Company established the 1994 Long-Term Incentive Plan (the "1994 Plan") and reserved 1,250,000 shares of Common Stock for issuance under the 1994 Plan. The 1994 Plan provides for the granting to key employees and other key individuals who perform services for the Company stock options, stock appreciation rights and restricted stock that the Board of Directors or a duly appointed committee thereof deems to be consistent with the purposes of the 1994 Plan. Options to purchase 137,000 shares of Common Stock at an exercise price of $9.00 per share are outstanding.

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


(5)  NET INCOME PER SHARE

          Per share amounts, as presented on the Consolidated Statements of Income, are based on the average shares outstanding of 25,258,998 for the three and nine months ended April 30, 1994 and 18,170,143 for the three and nine months ended April 30, 1993, respectively. The average shares outstanding for each period include the dilutive impact of shares issuable pursuant to the Company's Management Stock Option Plan, the Employee Stock Purchase and Option Plan, the 1994 Plan and the 1994 Director Plan. Options under the 1994 Plan and the 1994 Director Plan are not currently exercisable.

(6)  DEBT AND CREDIT ARRANGEMENTS

     Long-term debt at April 30, 1994, consisted of the following:

                                         Principal  Interest
                                          Amount      Rate
                                         ---------  --------
                                            (In Thousands)
Amended and Restated Credit Agreement
  Rollover Term Loan                      $ 43,547    13.1%
  Revolver Loan                              7,200     8.3%
Deferred Financing Fee                       6,713     7.1%
9.5% Senior Notes due 2001,
  Net of Discount                          114,295     9.5%
Other notes payable                          1,421     3.0%
                                          --------
                                           173,176
Less current portion                           (87)
                                          --------

                                          $173,089
                                          ========

          Pursuant to the Senior Credit Facility, Chemical Bank and certain other lenders provided financing to the Company in the form of two remaining facilities: (i) a rollover term loan in the amount of $50 million and (ii) a revolving credit loan providing available borrowings up to $65 million. The revolving credit loan has a final maturity on May 9, 1997, but may be renewed on an annual basis thereafter with the unanimous approval of Chemical Bank and any other participating lenders. The interest rates indicated above are as of April 30, 1994.

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

          The loans under the Senior Credit Facility are collateralized by a lien on substantially all of the Company's and its subsidiaries assets and all loans are cross-collateralized. The revolving credit loan under the Senior Credit Facility will be available to the extent that the Company satisfies certain borrowing base criteria. At April 30, 1994 additional borrowings of approximately $57,800,000 under the revolving credit facility were available to the Company.

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

          At April 30, 1994, $114,295,000 (net of unamortized discount of $705,000) of Senior Notes were outstanding. The Senior Notes earn interest at the rate of 9.5% per annum, payable semi-annually on June 15 and December 15. The Company will be required to redeem on June 15, 2001, the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. The Senior Notes may not be redeemed prior to June 15, 1997. On or after June 15, 1997, the Company may, at its option, redeem the Senior Notes in whole or in part at a premium plus accrued and unpaid interest. On or after June 15, 1999, the Company may redeem in whole or in part the Senior Notes at the aggregate principal amount plus accrued and unpaid interest.

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

(7)  BENEFITS FOR RETIRED EMPLOYEES

          The provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were adopted by the Company effective August 1, 1992. This pronouncement requires accrual accounting for these benefits rather than the general practice of cash-basis accounting. The Company had recorded a liability for the then vested portion of these postretirement benefits as of August 16, 1988 for the then current retirees and those eligible to retire as of that date. Upon adoption of SFAS No. 106 on August 1, 1992, the Company elected to record the balance of the transition obligation as a one-time charge against earnings, rather than amortize it over a number of years. This additional charge was $39.8 million or $2.19 per share and represents the actuarially computed present value of estimated future benefits to current retirees plus that portion of benefits earned to date by active employees. The estimated costs of postretirement benefits are recognized based on an annual cost determination performed by the Company's independent actuarial firm.

          Because the decision to adopt the new rules was not made until the fourth quarter of fiscal 1993, it was necessary to restate previously reported financial information for the first three quarters of the fiscal year. The adoption of this pronouncement resulted in no tax effect. The first quarter of fiscal 1993 was also adjusted to reflect the cumulative effect of the accounting change as discussed above.

(8)  INCOME TAX

          The Company estimates that annual income taxes will be incurred, thus the allocation of income tax to interim periods is required. The Company recorded an income tax provision by estimating the annual effective income tax rate and applied that rate to pretax income.

          The effective income tax rate for the nine months ended April 30, 1994 was 11%, which was lower than the estimated effective tax rate applied in preceding quarters. The lower effective tax rate reflects the latest estimate of the Company's tax position for the year ended July 31, 1994.

(9)  COMMITMENTS AND CONTINGENCIES

          At April 30, 1994, the Company had commitments for capital expenditures of approximately $14,300,000.

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

Results of Operations
- - ---------------------

          Net sales for the Company were $446.6 million on shipments of 1,218,640 net tons for the nine months ended April 30, 1994, compared to $388.4 million on shipments of 1,134,631 net tons for the nine months ended April 30, 1993.

          Steel shipments (tons) increased 7% in the nine-month period ended April 30, 1994 compared to the same period in the prior year. Volume (tons) for structural products increased 10% in the current year period compared to the same period in the prior year due to modest improvements in the Company's principal market, steel construction, together with continuing gains in market share resulting from ongoing improvements in shipping, and on-time delivery. Shipments of rod and wire products decreased 4% for the nine months ended April 30, 1994 compared to the same period in the prior year. The decrease in shipments of rod and wire products resulted from a now corrected mechanical breakdown at the rod mill during the month of February, coupled with unusually harsh weather during the months of January and February. Due to increases in steelmaking for the nine months ended April 30, 1994, the Company was able to increase the shipments of semi-finished steel 23% for the nine months ended April 30, 1994, compared to the nine months ended April 30, 1993.

          Pricing on the Company's principal raw material, steel scrap, continued to escalate to record levels. These escalating costs led to several price increases during the nine months ended April 30, 1994 to the Company's customers. Due to these price increases, together with the steel shipment increase, the Company's net sales increased $58.2 million or 15% for the nine-month period ended April 30, 1994 compared to the same period in the prior year.

          Net sales for the third fiscal quarter ended April 30, 1994 amounted to $150.4 million, an increase of 6% from the comparable quarter when net sales were $141.9 million. Due to severe winter weather conditions continuing during the first month of the quarter, together with a now corrected mechanical breakdown at the Company's rod mill, which restricted production and shipments, volume (tons) for the quarter ended April 30, 1994 was 392,346 net tons, a decrease of 2% from the comparative quarter in the prior year.

          Cost of goods sold, excluding depreciation, as a percentage of net sales for the nine-month period ended April 30, 1994, increased to 90% compared to 89% for the same period in the prior year. This was principally due to the escalation in scrap cost in the nine months ended April 30, 1994, up 29% compared to the same period ended April 30, 1993.

          Selling and administrative expense was $7.7 million for the nine months ended April 30, 1994 compared to $8.1 million for the nine months ended April 30, 1993. The reduction in selling and administrative expense is primarily due to decreased expenditures for professional fees. For the quarter ended April 30, 1994, selling and administrative expense remained relatively unchanged at $2.6 million compared to $2.7 million for the prior year quarter.

          Interest expense decreased $3.2 million from $17.3 million for the nine-month period ended April 30, 1993 to $14.1 million for the comparable quarter in the current year. For the quarter ended April 30, 1994, interest expense declined $1.0 million to $4.6 million compared to $5.6 million for the quarter ended April 30, 1993. The reduction in interest expense is principally the result of reduced levels of borrowings.

          The provision for income tax decreased $.7 million during the quarter ended April 30, 1994. This decrease in the provision for income tax is due to the lower effective tax rate reflecting the latest estimate of the Company's tax position for the year ended July 31, 1994.

          The cumulative effect of accounting change significantly increased the net loss for the nine months ended April 30, 1993. The cumulative effect of the accounting change was the result of adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Upon adoption, the Company elected to record the transition obligation as a one-time charge against earnings, rather than amortize it over a number of years. This charge was $39.8 million or $2.19 per share.

          For the foregoing reasons, the net income for the nine months ended April 30, 1994 was $6.6 million or $0.26 per share, compared with a net loss of $38.7 million or $2.13 per share. For the quarter ended April 30, 1994, net income was $1.7 million or $0.06 per share, compared to $2.0 million or $0.11 per share for the quarter ended April 30, 1993.


LIQUIDITY AND CAPITAL RESOURCES

          GENERAL.  Funds for the Company's operational needs have been provided
          --------
from internally generated cash and through utilization of the Senior Credit Facility. As of April 30, 1994, the Company's consolidated total debt aggregated approximately $173.2 million (net of unamortized discount on the Senior Notes), of which approximately $173.1 million was classified as long term debt. The consolidated debt-to-equity ratio increased to 4:1 at April 30, 1994 compared to 3:1 at July 31, 1993 after giving effect to the $15.1 million non-cash charge to equity for the minimum pension liability as described in Footnote
3. As of April 30, 1994, the Company had cash on hand of approximately $1.3 million and approximately $57.8 million available for borrowing under its existing revolving credit facility. The Company's current ratio continues to improve, increasing to 2.0:1 at April 30, 1994 compared to 1.8:1 at July 31, 1993. This increased financial and operating flexibility has enabled the Company to better manage inventory levels which, when combined with the Company's enhanced product line, have enabled it to better serve its customers' needs.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     None

ITEM 5.  Other Information
         -----------------

          On May 4, 1994 the Company filed Registration Statements on Form S-8 and Form S-3 covering an aggregate of 1,690,000 shares of the Company's Common Stock. The shares have been authorized and reserved for issuance by the Company and may be sold upon the exercise of options which previously have been granted and/or may be granted to certain persons under the Company's Management Stock Option Plan, 1994 Long-Term Incentive Plan and 1994 Director Stock Option Plan.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibit 11 - Computation of Income Per Share

         (b)  Exhibits -

         4.l Fourth Amendment dated as of March 2, 1994 to the Credit Agreement dated as of August 16, 1988, as amended and restated as of July 27, 1992, and as further amended among the Company, Northwestern Steel and Wire Company, a Texas corporation, the lenders party thereto and Chemical Bank, as Agent for the lenders.

         (c) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1994.

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NORTHWESTERN STEEL AND WIRE COMPANY



                              By /s/ E. G. Maris                 .
                                ----------------------------------
                                E. G. Maris, Senior Vice President,
                                Chief Financial Officer
                                  (Principal Financial Officer)


Date: June   , 1994

                                 EXHIBIT INDEX


                                                                   Prior Filing
                                                                   or Sequential
Exhibit No.                Description                             Page Number .
- - -----------                -----------                             -------------



   4.1         Fourth Amendment dated as of                              17
               March 2, 1994 to the Credit Agreement
               dated as of August 16, 1988, as
               amended and restated as of
               July 27, 1992, and as further
               amended among the Company,
               Northwestern Steel and Wire Company,
               a Texas corporation, the lenders
               party thereto and Chemical Bank,
               as Agent for the lenders.