Form 10-K
period 1994-07-31
NORTHWESTERN STEEL & WIRE CO
filed 1994-10-31
CIK 73093

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the fiscal year ended July 31, 1994
                          -------------

[  ]  Transition report to Section 13 or 15(d) of the Securities
Exchange Act of 1934

      For transition period from ___________ to ___________

Commission file number 1-4288
                       ------

                      NORTHWESTERN STEEL AND WIRE COMPANY
                      -----------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                          36-1562920
          --------                                          ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

           121 Wallace Street
           Sterling, Illinois                                  61081
           ------------------                                  -----
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code 815/625-2500
                                                   ------------
Securities registered pursuant to Section 12(b) of the Act:
                      Name of Each Exchange
                      ---------------------

       Title of Each Class            On Which Registered
       -------------------            ----------------------

              None                             None

Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, $.01 no par value
                 9 1/2% Senior Notes due 2001

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    -------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [x]

State the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant: $103,888,272

Number of shares of Common Stock, par value $0.01 per share, outstanding as of October 20, 1994: 24,778,902

                                PART I

ITEM 1.  BUSINESS

GENERAL

   Founded in 1879, the Company is a major mini-mill producer of structural steel products and rod and wire products. In contrast to integrated mills which produce steel from coke and iron ore through the use of blast furnaces and basic oxygen furnaces, mini-mills use electric arc furnaces to melt steel scrap and cast the resulting molten steel into long strands of various shapes in a continuous casting process. The Company's steel products include wide flange beams, light structural shapes and merchant bars. The Company's rod and wire products include nails, concrete reinforcing mesh, residential and agricultural fencing and a wide range of other wire products.

   The Company pioneered the use of electric arc furnaces for steelmaking, installing its first electric arc furnace in 1936. The Company's three 400-ton electric arc furnaces are among the world's largest, providing the Company with considerable economies of scale in its steel scrap melting operations.

   The Company's operations are located in Sterling and neighboring Rock Falls, Illinois (the "Sterling Operations") and Houston, Texas (the "Houston Facility"). The Sterling Operations consist primarily of a melt shop with three 400-ton electric arc furnaces with an annual scrap melting capacity in excess of
2.4 million tons, three continuous casters, three rolling and finishing mills and the Company's nail and wire operations. The Houston Facility consists of a wide flange beam rolling and finishing mill. The Company's continuous casters have sufficient capacity to cast semi-finished steel for all of the Company's rolling and finishing mills. The Company believes that its large and low-cost steel scrap melting capacity and its ability to satisfy all of the rod requirements of its Rod and Wire Products operations from its rod production give it a strategic cost advantage over its competitors.

OPERATIONS

   The Company's operations constitute one line of business with several classes of products. Operations are divided into the Steel Division and the Rod and Wire Products Division.

   The Steel Division produces raw steel using the electric arc furnace process. Semi-finished products are then continuously cast into billets, blooms and beam blanks.

   Finished products are rolled from the semi-finished steel through a series of reduction mill processes. Such products include structural wide flange beams, channels and angle products and merchant bar and bar shapes, which are sold nationally to steel fabricators, distributors and original equipment manufacturers, including industrial and agricultural machinery manufacturers. The Company sells its output principally through Company personnel and independent sales agents to customers located throughout the United States. In addition, semi-finished products are sold to other steel producers.

   The Rod and Wire Products Division produces rods for use in drawing to various wire gauges to produce nails, fence and a wide range of other fabricated wire products for shipments to hardware jobbers, agricultural cooperatives and the construction industry.

   The Company has two wholly-owned subsidiaries: (i) Northwestern Steel and Wire Company, a Texas corporation ("NSW-Texas"), which operates the Houston Facility, as described above; and (ii) Northwestern Steel and Wire Company, a Delaware corporation ("NSW-Delaware"), which provides administrative services to the Company and NSW-Texas for which it receives payment from the Company and NSW-Texas. The administrative services performed by NSW-Delaware include the sales, finance, human resources and purchasing functions of the Company as well as the management of the Company's operating facilities and the leased fleet operation. All salaried individuals, as well as the leased fleet drivers of the Company, are employees of NSW-Delaware.

CUSTOMERS AND MARKETS

   Structural steel products are used in a variety of commercial, industrial and residential construction applications, as well as infrastructure projects, such as roads and bridges, and public sector construction, such as schools and hospitals. In construction applications, structural steel products are used as beams, columns and girders which form the support structure of a building. In infrastructure construction, structural forms are combined to form bridge trusses and vertical highway supports. Original equipment manufacturers use light structural shapes in the fabrication of heavy equipment.

   Approximately two-thirds of the Company's steel rod production is utilized in the manufacture of the Company's rod and wire products, while the remaining one-third of the Company's rod production is sold to other manufacturers of rod and wire products. The Company sells its rod and wire products largely to hardware jobbers, agricultural cooperatives, hardware and other retailers serving the do-it-yourself market and the construction industry in the upper Midwest region of the United States. Manufacturers' wire is sold directly to manufacturers of a variety of products, such as fan guards, automotive door rods, shopping carts and dishwasher baskets. The Company believes that it is the largest single-site manufacturer of nails in the United States.

CAPITAL IMPROVEMENTS

   Over the last decade, the Company has improved many of its steel manufacturing operations. At the Sterling Operations, capital improvements have included the modernization of the 12" bar mill into a high-speed rod mill and the modernization of the 14" rolling mill. Melt shop improvements at the Sterling Operations have included construction of both an 8-strand billet caster and a 6-strand bloom caster. Combined with the installation of beam blank casting technology, these improvements permit the Company to continuously cast 100% of its product at a significantly lower cost by eliminating ingot teeming and reheating and blooming mill operations. Other melt shop improvements have included the purchase and installation of a new ladle refining furnace, low impedance arms, and ladle transfer cars. The Company believes that these improvements have enabled it to lower its cost for both its structural steel products and rod and wire products.

   In 1989, the Company acquired the Houston Facility for approximately $33 million and has since invested approximately $43 million in capital improvements. As part of the Houston Facility's refurbishment, all mechanical and electrical components in its mill were completely reconditioned and brought to operable condition. In 1991, the Company also installed a jumbo beam blank continuous caster at the Sterling Operations to produce near shape beam blanks for the Houston Facility.

RAW MATERIALS

   The Company's major raw material is steel scrap, which is generated principally from industrial, automotive, demolition and railroad sources and is purchased by the Company in the open market through a number of scrap brokers and dealers or by direct purchase. The cost of scrap is subject to market forces including demand by other steel producers. The cost of scrap to the Company can vary significantly, and product prices generally cannot be adjusted in the short-term to recover large increases in steel scrap costs. Over longer periods of time, however, product prices and scrap prices have tended to move in the same direction.

   The long-term demand for ferrous scrap and its importance to the domestic steel industry can be expected to increase as steelmakers continue to expand scrap-based electric furnace capacity with additions to or replacements of existing integrated facilities. For the foreseeable future, however, the Company believes that supplies of scrap will continue to be available in sufficient quantities.

ENERGY

   Steelmaking is an electricity-intensive industry. Historically, the Company has been adequately supplied with electricity and does not anticipate any curtailment in its operations resulting from energy shortages. The Company's second largest source of energy is natural gas. Historically, the Company has been adequately supplied with natural gas and an adequate supply is expected to be available in the future.

COMPETITION

   The Company competes with a number of domestic and foreign mini-mill and integrated steel producers. In the structural steel market, the Company believes its principal competitors are Bethlehem Steel Corporation, an integrated steel producer, and Chaparral Steel Co. and Nucor Corporation, both of whom use an electric arc furnace-based steelmaking process. The Company has attempted to differentiate itself from its mini-mill competitors by taking advantage of its ability to produce small quantities and concentrating its efforts on the higher value-added steel fabricator market. Integrated producers generally operate at a competitive disadvantage to domestic mini-mill producers because of less efficient production techniques and higher labor costs. The relative weakness of the U.S. dollar to foreign currencies coupled with high shipping costs has reduced foreign exports of structural steel products to the United States when compared to the prior decade. However, the Company has seen foreign exports increase in fiscal 1994 when compared to fiscal 1993.

   According to the American Iron and Steel Institute, ("AISI"), the size of the U.S. structural steel market was approximately 5.5 million tons in calendar 1993. Because of their cost disadvantage, domestic integrated producers have reduced their structural steel production and foreign integrated producers have reduced their structural steel exports to the United States. This supply has been replaced by domestic mini-mills. Although integrated producers have been reducing their production levels, the Company believes that the market for structural steel products will increase, as the use of structural steel is expanding in various construction applications, replacing traditional materials such as concrete as a result of the flexibility and strength of steel products, and structural steel's speed of installation and resistance to earthquake damage. Based on information published by the AISI, the Company believes that its share of shipments by domestic mills in the U.S. structural steel market was approximately 16.0% for fiscal 1994. Within the market for wide flange beams, which tend to be the most profitable of the Company's structural steel products, the Company believes its share of shipments in the U.S. market by domestic mills was 25.1% for fiscal 1994 based on information published by the AISI.

   The market for rod and wire products in which the Company competes is confined to the upper Midwest region of the United States in which the Sterling Operations are located. This confinement results from the relatively high freight costs as compared to product values. The Company's competitors in the rod market include Armco Inc., CF&I Steel L.P. ("CF&I"),

Keystone Steel & Wire Co. ("Keystone") and North Star Steel Co. The Company's competitors in the wire market include Bekaert Corp., CF&I, Keystone, Insteel Industries, Inc., and Oklahoma Steel Corp.

BACKLOG

   As of September 30, 1994, order backlog, all of which is expected to be filled in fiscal 1995, totaled approximately $67 million compared with approximately $74 million as of September 30, 1993. The Company believes that the reduction in order backlog reflects the Company's more timely fulfillment of its customer's orders.

SALES BY DIVISION

   During the fiscal years ended July 31, 1994 and 1993, no single customer accounted for more than 10% of total dollar net sales. Sales to the Company's ten largest customers accounted for approximately $130.1 million, or approximately 22% of total net sales in fiscal 1994. Total foreign sales accounted for approximately $7.3 million, or approximately 1% of total fiscal 1994 net sales.

   For the fiscal years indicated below, the approximate percentage of net sales contributed by each class of similar products is as follows:

                                   1994    1993    1992
                                  ------  ------  ------
Steel Division
   Structural                      52.1%   51.6%   47.8%
   Merchant bar                     9.9     7.1     7.5
   Semi-finished                    6.7     7.9     6.9
                                  -----   -----   -----
                                   68.7    66.6    62.2
                                  -----   -----   -----

Rod and Wire Products Division
   Wire Products                   21.8    23.7    27.0
   Rod                              9.5     9.7    10.8
                                  -----   -----   -----
                                   31.3    33.4    37.8
                                  -----   -----   -----
   Total                          100.0%  100.0%  100.0%
                                  -----   -----   -----

EMPLOYEES

   As of July 31, 1994, there were approximately 2,517 active employees of the Company. Approximately 2,123 of the Company's employees are represented by five collective bargaining units, with approximately 2,071 represented by three local unions affiliated with the United Steelworkers of America, ("USWA") and the remainder represented by one local union affiliated with the United Plant Guard Workers of America and one local union affiliated with the International Brotherhood of Teamsters. The Company is a party to a collective bargaining agreement with the USWA with respect to Locals 63 and 3720 covering approximately 1,842 of the Company's employees in Sterling and Rock Falls, Illinois which expires on August 1, 1996. The Company is a party to two collective bargaining agreements, with the USWA with respect to 229 employees at the Houston Facility, one of which expires on June 30, 1995 and the other August 1, 1996. The two remaining bargaining units are party to collective bargaining agreements with the Company covering a total of approximately 52 employees, each of which agreements expires in fiscal 1997.

   Through the ESOP, various stock ownership plans and direct ownership, employees of the Company currently own approximately 19% of the outstanding Common Stock. In addition, pursuant to the Company's profit sharing plan, 5% of the Company's free cash flow (as defined therein) will be paid to eligible hourly employees in profit sharing. The Company provides similar benefits for eligible salaried employees covering 1.02% of the Company's free cash flow.

ENVIRONMENTAL COMPLIANCE

   The Company is subject to a broad range of federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and/or hazardous wastes and the remediation of contamination associated with releases of hazardous substances. Primarily because the melting process at the Sterling Operations produces dust that contains lead and cadmium, the Company is classified, in the same manner as other similar steel mills in its industry, as a generator of hazardous waste.

   Based on continuing review of applicable regulatory requirements by the Company's internal environmental compliance officer and advice from independent consultants, the Company believes that it is currently in substantial compliance with applicable environmental requirements and does not anticipate the need to make substantial expenditures for environmental control measures during fiscal 1995. Nevertheless, as is the case with steel producers in general, if a release of hazardous substances located on the Company's property occurs, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability and remedial cost could be material.

   The Resource Conservation and Recovery Act ("RCRA") regulates the disposal of emission control sludge/dust from electric arc furnaces ("K061"), a waste stream generated in significant quantities at the Sterling Operations. The Company is complying with RCRA with respect to K061 by chemically stabilizing this waste before its disposal. Conversion Systems, Inc. has been chemically stabilizing the K061 for the Company. Annual expenses in connection with such services are approximately $3.5 million per year. This chemical stabilization process allows the Company to use the fully permitted, hazardous waste landfill at the Sterling Operations for disposal of the stabilized K061.

   In March of 1994, the Company received a modification to its Part B RCRA permit from the Illinois EPA to allow an expansion to its hazardous waste landfill. Phase I of the expansion took place during the summer of 1994 at a cost of approximately $1.5 million. Phase II of the expansion may be conducted during FY95 and its cost is expected to be less than $500,000. At July 31, 1994, the Company had approximately $2,150,000 in a trust fund designated for landfill closure costs. The Company also operates an on-site non-hazardous waste landfill. The Company expects to close this landfill in fiscal 1997. Regulations regarding steel and foundry non-hazardous landfills were finalized in September 1994. At this time, the Company is determining the cost of closing this landfill which the Company currently estimates may be as much as $2 million.

   A closed, pre-RCRA landfill at the Sterling Operations was used from 1974 to 1980. In 1992, the United States Environmental Protection Agency agreed with a Corrective Measures Study submitted by the Company and allowed continued groundwater monitoring at the site. The Company currently estimates the cost of this monitoring to be minimal; however, should the monitoring indicate a more serious problem, these corrective measures could be material.

   The Company has occasionally exceeded the limits of its wastewater discharge permit at its Sterling Operations. The Company believes that modified operating procedures and certain equipment upgrades should eliminate the waste water discharge concerns of the State of Illinois and the EPA. The Company estimates that costs to implement equipment upgrades will be approximately $500,000 and will likely be incurred in fiscal 1995 and 1996.

   The Houston Facility sporadically exceeds the limits of its wastewater permit, always due to high metal concentrations in city intake water. The Company intends to discuss the possibility of intake credits with the local environmental agencies. If additional control equipment is necessary, the Company believes its cost will not be material.

   The Company possesses air emission permits for all major operations. Recent review of operations in connection with other requirements revealed certain operations which may require permits or permit modifications. The Company is in the process of applying for such permits or permit modifications.

   New rules to be adopted under amendments to the 1990 Clean Air Act ("CAA") may impose significantly stricter air emissions standards on the Company. Because regulations applicable to the Company's operations have not yet been promulgated under the CAA, the Company cannot at this time determine the cost to comply with the new regulations. Because these standards will also apply to the Company's domestic competitors, they should not materially affect the Company's competitive position.

   Before it was purchased by the Company in 1989, the Houston Facility was part of the Armco Houston Works (the "AHW"). The AHW is now closed, but is listed on CERCLIS, the EPA's list of suspected hazardous substance release sites. The EPA's concern appears to be related to a part of the AHW not purchased by the Company and the Company has not received any claims or notices related to the CERCLIS listing.


PATENTS AND TRADEMARKS

   The Company holds no patents, trademarks, licenses, franchises or concessions of material importance to its business.


ENTERPRISE ZONE DESIGNATION

   Effective March 30, 1988, the Company's property was designated to be within an Illinois Enterprise Zone ("Enterprise Zone") by the Illinois Department of Commerce and Community Affairs. The primary benefit to the Company of operating within an Enterprise Zone is the receipt of a state utility tax exemption on gas and electricity as well as an exemption on the Illinois Commerce Commission's administrative charge on these utilities. The Company has been able to demonstrate sufficient capital spending and thus is entitled to the utility tax exemption through July 31, 1998. This utility tax exemption is expected to save the Company approximately $2 million to $2.5 million per year through July 31, 1998.

   An additional benefit to the Company of operating within the Enterprise Zone is the receipt of a state sales tax exemption on the purchase of consumable manufacturing supplies. Eligibility for the sales tax exemption was contingent upon the Company making a $40 million investment that causes the retention of 2,000 full time jobs in Illinois. The Company has been able to demonstrate sufficient capital spending and thus is entitled to the sales tax exemption through June 30, 1995. This sales tax exemption is expected to save the Company approximately $300,000 to $400,000 per year through June 30, 1995.


ITEM 2.  PROPERTIES

   The executive offices of the Company and its steel producing facilities, designated as Plants 1, 2, 3, 5, and 6, are located on approximately 596 acres of land along the Rock River in Sterling, Illinois, and Plant 4 is on 8 acres of land located directly across the river in Rock Falls, Illinois. The Houston Facility is located on approximately 180 acres of land in Houston, Texas.

   Plant 1, comprising 641,081 square feet of floor space, consists of a wire mill with equipment for drawing, galvanizing and annealing wire, and machinery for manufacturing fence, netting, nails and other wire products.

   Located in Plant 2 are liquid metal producing facilities, with 2,400,000 net tons annual capacity, consisting of three 400- ton electric furnaces, which are equipped with modern effluent controls. Also located at Plant 2 is a six strand bloom continuous caster, an eight strand billet continuous caster and a three strand jumbo beam caster having a combined annual capacity of 2,500,000 net tons, and a 12" rod train having an annual capacity of 400,000 net tons. At present, this plant comprises 961,318 square feet of floor space.

   Plant 3 consists of a 24" structural mill, with a total annual capacity of 440,000 net tons. The plant comprises approximately 900,000 square feet of floor space.

   Manufacturing facilities for the production of welded wire products are located at the Rock Falls Plant 4, which consists of 397,880 square feet.

   The 14" merchant bar mill, comprising 434,740 square feet and having an annual capacity of 400,000 net tons, is located at Plant 5.

   Plant 6 consists of 48,304 square feet of floor space and is currently idle.

   The Houston Facility consists of a wide flange structural mill and comprises approximately 860,000 square feet of floor space. The total annual capacity of the mill is 600,000 net tons. The Houston Facility consists generally of a 48" wide flange beam finishing mill, a barge dock, and the corresponding real property on which these structures are located.

   All buildings are owned by the Company and are of steel, brick or concrete construction. The Company believes that its plants and equipment are in good operating condition.

   During fiscal 1994, the Company's primary steelmaking facilities operated at approximately 81% of capacity. The Company's finishing facilities operated at approximately 80% of capacity.

   Pursuant to the Company's existing credit facility, the Company has granted mortgages on all of the Company's real estate and security interests in its other assets, including equipment and fixtures.


ITEM 3.  LEGAL PROCEEDINGS

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

   A wrongful death action against the Company is pending in the 113th Judicial District Court of Harris County, Texas. The action stems from the death of an employee at the Company's Houston Facility. Defense of this action is currently being provided by the Company's insurers. The Company's insurance carriers will not make a determination regarding coverage until this action is settled; however, the Company believes that losses arising from the complaint, if any, will be covered by the Company's insurance carriers. The Company has not provided an accrual for these losses as the outcome cannot be predicted at this time.

   The Company is not a party to any other significant pending legal proceedings other than routine litigation incidental to its business which the Company believes will not materially affect its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A
         VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

   At October 20, 1994, 24,358,959 shares of Common Stock were issued and outstanding and held by 1,393 registered holders.

   The Company does not expect to pay dividends on the Common Stock during the foreseeable future. The Amended By-Laws (as hereinafter defined) of the Company permit the payment of dividends, but the Company's Senior Credit Facility prohibits the payment of any dividends. The indenture relating to the 9 1/2% Senior Notes due 2001 of the Company also restricts the payment of dividends.


MARKET PRICE AND CASH DIVIDENDS

   The following table presents the high and low market price by quarter for the last three fiscal years.


    Quarter Ended                      High       Low
    -------------                     ------     ------
    1994
    ----
    October 29,                        9 1/4       9
    January 31,                       12 1/4      11 7/8
    April 29,                          9 1/2       8 7/8
    July 29,                           9 1/4       9

    1993
    ----
    October 31,                          *          *
    January 31,                          *          *
    April 30,                            *          *
    July 31,                           9 1/8       7 1/4

   As of October 20, 1994 the closing price of Common Stock on The Nasdaq Stock Market (under the symbol NWSW) was $6.50. Since the initial public offering of June 12, 1993, there have been no dividends paid on the Common Stock.



*Not Applicable

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands of dollars except per share data and tonnage and active employee data)

                                                                    Fiscal Years Ended July 31,
                                                 ----------------------------------------------------------------
                                                   1994          1993          1992          1991          1990
                                                 --------      --------      --------      --------      --------
              Statement of Operations Data:
                                  Net sales      $603,609      $539,210      $470,049      $477,429      $464,365
Cost of goods sold (excluding depreciation)       540,701       484,122       435,953       440,227       398,407
        Selling and administrative expenses        10,882        11,608         6,884        12,348        16,418

                           Operating profit        29,821        21,554         5,130         5,598        32,891

                           Interest expense        19,221        23,200        27,745        27,498        18,952
         Income (loss) before extraordinary
                 item and cumulative effect        10,730        (1,522)      (22,372)      (19,751)      (10,316)

                          Net income (loss)        10,010       (47,695)      (22,372)      (19,751)      (10,316)

             Income (loss) per share before
   extraordinary item and cumulative effect      $   0.40      $  (0.08)     $  (1.72)     $  (1.53)     $  (0.80)
         Net income (loss) per common share          0.40         (2.62)        (1.72)        (1.53)        (0.80)

                                Other Data:
                       Capital expenditures      $ 22,930      $ 12,271      $  7,119      $ 26,063      $ 68,825
                                 EBITDA (1)        53,148        44,603        28,334        25,976        49,540
                         Total Tons Shipped         1,632         1,577         1,363         1,355         1,274
                           Active employees         2,517         2,500         2,696         2,800         2,846


                                                                            At July 31,
                                                 ----------------------------------------------------------------
                                                   1994          1993          1992          1991          1990
                                                 --------      --------      --------      --------      --------
                        Balance Sheet Data:
                             Current assets      $168,999      $144,247      $101,799      $ 93,450      $116,406
                  Plant and equipment - net       217,178       216,515       226,170       241,133       233,025
                               Other assets         7,999        10,896        11,853         8,316        10,455
                                                 --------      --------      --------      --------      --------
                               Total assets      $394,176      $371,658      $339,822      $342,899      $359,886
                                                 ========      ========      ========      ========      ========

                        Current liabilities      $ 90,082      $ 80,889      $107,371      $ 52,344      $ 64,389
                             Long term debt       166,942       164,234       199,551       228,383       214,354
              Deferred employee obligations        79,246        64,043        22,567        32,864        36,035
                      Deferred income taxes         7,402         7,602             -             -             -
                       Stockholders' equity        50,504        54,890        10,333        29,308        45,108
 Total liabilities and shareholders' equity      --------      --------      --------      --------      --------
                                                 $394,176      $371,658      $339,822      $342,899      $359,886
                                                 ========      ========      ========      ========      ========
                            Working capital      $ 78,917      $ 63,358      $ (5,572)     $ 41,106      $ 52,017
                                                 ========      ========      ========      ========      ========

Notes for Summary of Selected Financial Data
- --------------------------------------------
(1) EBITDA is defined as operating profit plus depreciation and amortization. The Company believes EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent net income or cash flow from operations as determined by generally accepted accounting principles, and is not necessarily an indication of whether cash flow will be sufficient to fund cash requirements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET SALES

   Net sales for fiscal 1994 increased by $64.4 million or 12% from fiscal 1993. The 12% increase in fiscal 1994 net sales resulted from several price increases during the fiscal year on many of the Company's products, together with a 3% increase in steel shipments. Many of the price increases resulted from the continued escalation of the Company's principal raw material, steel scrap; however, the Company experienced pricing strength above raw material price increases in some of its product lines. Pricing of structural products, the Company's principal market, remains competitive due to a relatively flat market and excess industry capacity.

   Net sales for fiscal 1993 increased $69.2 million or 15% from fiscal year 1992, primarily from the volume increase in net tons shipped of structural steel products at the Company's Houston Facility. A portion of this increase was also a result of strong levels of shipments in rod and wire products.


COST OF GOODS SOLD

   The pricing on the Company's principal raw material, steel scrap, continued to escalate to record levels, up 24% compared to fiscal 1993. Despite this, cost of goods sold (excluding depreciation) as a percentage of net sales remained unchanged at 90% in fiscal 1994 compared to fiscal 1993. This resulted from a combination of improved operating efficiencies and increased selling prices. While the pricing of steel scrap moderated during the most recent fourth quarter, the Company is now experiencing renewed scrap pricing pressures in the marketplace.

   Excluding the effects of scrap, the Company continued to improve operating margins in fiscal 1994. Continued improvements in production costs at the Houston Facility resulted from increased yield and improved operating rates. Also contributing to production cost reductions were improvements in the Sterling Operations, primarily lower steelmaking costs resulting from record levels of semi-finished production.

   The cost of goods sold as a percentage of net sales decreased from 93% in fiscal 1992 to 90% in fiscal 1993 due to production cost improvements at the Houston Facility and lower steelmaking costs at the Sterling Operations.


SELLING AND ADMINISTRATIVE EXPENSES

   Selling and administrative expenses decreased from $11.6 million in fiscal 1993 to $10.9 million in fiscal 1994, primarily as a result of a $1.0 million reduction in management incentive program expense. These incentives are based on the Company's achieved versus planned profitability for the fiscal year.

   Selling and administrative expenses were $11.6 million in fiscal 1993 compared to $6.9 in fiscal 1992. During fiscal 1992 selling and administrative expenses were unusually low due to a reduction in the valuation price for stock appreciation rights vesting during fiscal 1992 as well as a reduction in the valuation price for all outstanding stock appreciation rights.


OPERATING PROFIT

   Operating profit increased 38% in fiscal 1994 to $29.8 million from $21.6 million in fiscal 1993. The fiscal 1993 operating profit increased $16.5 million from fiscal 1992, when the operating profit was $5.1 million. These increases were as a result of cost reductions due principally to increased capacity utilization and workforce reductions, in conjunction with revenue growth through market penetration, higher value-added products and customer service.


INTEREST EXPENSE

   During late fiscal 1993, the Company significantly reduced its borrowing levels with the cash proceeds from an initial public offering of senior notes and Common Stock. As a result of reduced borrowing levels, interest expense in fiscal 1994 decreased $4.0 million to $19.2 million from $23.2 million in fiscal 1993. During early fiscal 1993, the Company significantly reduced its borrowing levels with the cash proceeds from a private placement. As a result of reduced borrowing levels, interest expense decreased $4.5 million to $23.2 million in fiscal 1993 from $27.7 million in fiscal 1992.


NET INCOME

   Fiscal 1994 net income of $10.0 million or $.40 per share compares to a fiscal 1993 net loss before extraordinary item and cumulative effect of accounting change of $1.5 million or $.08 per share. In fiscal 1994, the Company achieved its first profitable year since fiscal 1990 as a result of the various factors described above.

   Fiscal 1993 net loss before extraordinary item and cumulative effect of accounting change of $1.5 million or $.08 per share compares to a fiscal 1992 net loss of $22.4 million or $1.72 per share.


LIQUIDITY AND CAPITAL RESOURCES

   The financial position of the Company continues to improve as discussed below. The Company achieved positive cash flow from operations for the ninth consecutive year and returned to profitability in fiscal 1994. As of July 31, 1994, the Company had cash on hand of approximately $12.8 million and approximately $64.9 million available under its revolving credit facility. The Company's current ratio continues to improve, increasing to 1.9:1 at July 31, 1994, compared to 1.8:1 at July 31, 1993. The consolidated debt-to-equity ratio remained unchanged at 3:1 at July 31, 1994 and 1993. This increased financial and operating flexibility has enabled the Company to better manage inventory levels that, when combined with the Company's enhanced product line, have enabled it to better serve its customers' needs.

   On a longer term basis, the Company has significant future debt service obligations. The Company's ability to satisfy these obligations and to secure adequate capital resources in the future will be dependent on its ability to generate adequate cash flow. The Company expects that its cash flow from operations and available borrowings will be sufficient to fund future debt service.


CAPITAL EXPENDITURES

   Among the most important aspects of the Company's planning system is the identification of needs for capital expenditures. The system incorporates selective allocation of funds to projects that will lower operating costs through technological improvements and/or increase capacity and maintain equipment and facilities. The Company assesses likely market, technological and other business changes in coming years and develops plans to ensure that it will be on the leading edge of such advances.

   In view of the increased level of operations and resulting improved profitability, but more importantly due to the generation of adequate cash flow, the Company was able to increase capital expenditures to approximately $23 million during fiscal 1994 compared with $12 million in fiscal 1993 and $7 million in fiscal 1992. Consistent with the philosophy of maintaining efficient, low cost production facilities, the Company has announced plans to embark on an aggressive capital investment program of approximately $50 million during fiscal 1995. This plan is based upon internally generated funds with debt remaining at existing levels. With the continuing strengthening of our Company, we are now poised to effectively grow, compete and provide improvements in the quality and cost of our products as well as customer service.


ACCOUNTING STANDARDS

   Statement of Financial Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112), was issued in November 1992. SFAS 112 establishes standards of financial accounting and reporting for the estimated costs of benefits provided by an employer to former or inactive employees after employment but before retirement. The Company will adopt SFAS 112 during fiscal 1995; at the present time the Company has not determined the detailed effect of SFAS 112; however, preliminary indications are that the impact would not be material.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

   Financial statements and supplementary data of the Company are included in this Annual Report of Form 10-K beginning on page F-1 and are listed in Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                                    PART III

ITEM. 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS

   The following table sets forth as of October 20, 1994 the directors of the Company, their ages, the years during which they became directors and their principal occupations. Unless otherwise indicated, each has held the occupation listed for more than the past five years. All directors will continue in office until their successors are elected at the 1994 Annual Meeting or until their prior resignation, death or removal.

Name                                 Age                 Position
- ----                                 ---     --------------------------------
Robert N. Gurnitz (1)                55      Chairman of the Board, President
                                             and Chief Executive Officer

William F. Andrews (2)(3)            63      Director

Kim G. Davis (1)                     40      Director

Darius W. Gaskins, Jr. (2)(3)(4)     55      Director

James A. Kohlberg                    36      Director

Jerome Kohlberg Jr.                  69      Director

Christopher Lacovara (1)(4)          30      Director

George W. Peck, IV (2)(3)            62      Director

Richard F. Williams (4)              53      Director


(1)  Member of the Executive Committee

(2)  Member of the Audit Committee

(3)  Member of the Compensation Committee

(4)  Member of the Pension Committee

   William F. Andrews. Mr. Andrews has been a Director of the Company since 1994. He is a consultant with the investment banking firm Investor International (U.S.), Inc. (formerly known as Providentia, Inc.). Mr. Andrews is also Chairman and Chief Executive Officer of Amdura Corp., a specialty manufacturer of products for the overhead lifting and waste recycling and disposal markets, and Chairman of Utica Corporation, a manufacturer of precision-forged turbine airfoils for both aircraft and land-based engines. From 1990 to 1992, Mr. Andrews was President and Chief Executive Officer of UNR Industries, Inc., a diversified manufacturer of steel products. Prior to 1990, Mr. Andrews was President of Massey Investment Company. Mr. Andrews is also a director of Harley-Davidson, Inc., Navistar, Inc, Southern New England Telephone Company, Corrections Corporation of America, Johnson Controls, Inc., Katy Industries and MB Communications.

   Kim G. Davis. Mr. Davis has been a Director of the Company since August 1992. He has been a principal of Kohlberg & Co., L.P. ("Kohlberg") since 1988. Mr. Davis is also a director of ABC Rail Products Corporation, a manufacturer of replacement parts and original equipment for the freight railroad and transit industries ("ABC"), ABT Building Products Corporation, a specialty building products manufacturer ("ABT") and Welbilt Corporation, a manufacturer of commercial and consumer food service equipment ("Welbilt").

   Darius W. Gaskins, Jr. Mr. Gaskins has been a Director since 1994. He has been a partner of Carlisle, Fauth & Gaskins, Inc., a management and economics consulting firm since 1993, and a partner of High Street Associates, Inc., an investment partnership, since 1991. From 1989 through 1991, Mr. Gaskins was visiting professor at the John F. Kennedy School of Government at Harvard University. Mr. Gaskins is also a director of UNR, Inc., a manufacturer of steel tubing and Leaseway Corp.

   Robert N. Gurnitz. Mr. Gurnitz has been President and Chief Executive Officer and Director of the Company since 1991. In January 1994, Mr. Gurnitz was elected Chairman of the Board. From 1988 through 1990, Mr. Gurnitz was President and Chief Operating Officer of Webcraft Technologies, Inc. From 1985 through 1988, Mr. Gurnitz was President of Bethlehem Steel's Shape and Rail Products Division. Prior to that position, Mr. Gurnitz spent 19 years with Rockwell International, where he headed a number of their worldwide transportation components businesses.

   James A. Kohlberg. Mr. Kohlberg has been a Director of the Company since August 1992. Mr. Kohlberg has been a principal of Kohlberg since 1987. From 1984 to 1987, he was an associate with Kohlberg Kravis Roberts & Co. Mr. Kohlberg is also a director of ABC, ABT and Welbilt.

   Jerome Kohlberg Jr. Mr. Kohlberg has been a Director of the Company since August 1992. Mr. Kohlberg has been a principal of Kohlberg since 1987. From 1976 to 1987, he was a principal of Kohlberg Kravis Roberts & Co. Mr. Kohlberg is also a director of ABT. Mr. Kohlberg is the father of James A. Kohlberg.

   Christopher Lacovara. Mr. Lacovara has been a Director of the Company since August 1992. Mr. Lacovara has been an associate of Kohlberg since 1988. From 1987 through 1988, Mr. Lacovara was an associate of Lazard Freres & Co. Mr. Lacovara is also a director of ABC and Welbilt.

   George W. Peck, IV. Mr. Peck has been a Director of the Company since August 1992. Mr. Peck has been a principal of Kohlberg since 1987. From 1963 to 1987, he was a director and Vice President of Canny, Bowen, Inc., an executive recruiting firm. Mr. Peck is also a director of ABC, ABT and Welbilt.

   Richard F. Williams. Mr. Williams has been a Director of the Company since 1994. He retired as an electrician from the Company in December 1992 after more than 30 years of service. Currently, Mr. Williams manages OMNI Investment Company.

   Pursuant to the By-Laws of the Company, the Board of Directors has determined that the number of directors constituting the full Board of Directors shall be nine. Proxies are solicited in favor of the nominees named on the following pages and it is intended that the proxies will be voted for the nine nominees. In the event that any of the nominees should become unable or unwilling to serve as a director, it is intended that the proxies will be voted for the election of such other person, if any, as shall be designated by the Board of Directors. It is not anticipated that any of the nominees will be unable or unwilling to serve as a director. Each director to be elected will serve until the next Annual Meeting of Shareholders or until a successor is elected and shall qualify.


INFORMATION REGARDING NOMINEES FOR ELECTION OF DIRECTORS

   It is anticipated that at the 1994 Annual Meeting of Shareholders, Messrs. Andrews, Davis, Gaskins, Gurnitz, Kohlberg, Kohlberg, Lacovara and Peck will be nominated for reelection to the Board of Directors. One additional person to be designated by the participants in the Company's ESOP shall also be nominated.


EXECUTIVE OFFICERS

   The following table sets forth as of October 20, 1994, the executive officers of the Company, their ages, offices and the years during which they assumed their offices.

  Robert N. Gurnitz (55)      Chairman of the Board, President
                              and Chief Executive Officer (1994)
                              President and Chief Executive
                              Officer (1991)

  Edward G. Maris (58)        Senior Vice President, Chief
                              Financial Officer (1990)
                              Vice President - Finance,
                              Secretary and Treasurer (1987)
                              Controller (1986)

  Richard D. Way (53)         Senior Vice President - Sterling
                              Operations (1994)
                              Vice President - Steel
                              Operations (1994)

  Kenneth J. Burnett (50)     Vice President of Operations -
                              Houston (1994)
                              Vice President of Operations -
                              Steel Division (1990)
                              Manager, Engineering and
                              Services (1985)

  William H. Hillpot (42)     Vice President Materials Management
                              and Business Development (1994)
                              Vice President - Business
                              Development (1993)

  Robert W. Martin (49)       Vice President - Scrap/Utilities
                              Procurement and Environmental
                              Affairs (1994)
                              Vice President - Purchasing
                              (1992)

  John C. Meyer (55)          Vice President - Human Resources
                              (1992)

  David C. Oberbillig (50)    Vice President, Sales - Wire
                              Products Division (1987)
                              Manager of Sales, Wire Products
                              Division (1984)


    Each of the executive officers named in the preceding table has been employed by the Company in an executive or managerial capacity for at least five years except as follows:


    Robert N. Gurnitz was elected President and Chief Executive Officer of the Company effective January 1, 1991 and Chairman of the Board in 1994. Prior to his appointment, he was associated with Webcraft Technologies, Inc. as President and Chief Operating Officer from 1988 through 1990. Prior to that time, Mr. Gurnitz was President of Bethlehem Steel's Shape and Rail Products Division.

    William H. Hillpot joined the Company in 1993 as Vice President - Business Development and was appointed Vice President - Materials Management and Business Development in July 1994. From 1991 to 1992, he was Vice President - Materials and Information Management of Armco Steel Company, L.P. Prior to that time, Mr. Hillpot was Manager - Materials and Semi-Finished Sales at Bethlehem Steel.


    John C. Meyer joined the Company as Vice President - Human Resources in January 1992. Prior to that time, he was associated with Republic Engineered Steels as Vice President - Human Resources from May 1989 through January 1992. From 1986 through 1989, Mr. Meyer was General Manager of Employee Relations for LTV Steel.


    Richard D. Way joined the Company in January 1994 as Vice President of Operations - Steel Division and in July 1994 he was appointed to the position of Senior Vice President - Sterling Operations. Prior to that time, Mr. Way was Senior Vice President, Manufacturing, as well as General Manager, Aluminum Division at Shieldalloy Metallurgical Company.


  OTHER SIGNIFICANT EMPLOYEES

    The following table sets forth the other significant employees of the Company, their ages, positions with the Company, and the years during which they assumed such positions.


  Raymond P. Bauer (46)            Manager, General Sales -
                                   Steel Division (1991)

  Richard C. Bennett (64)          General Manager of Operations
                                   Wire Products Division (1991)
                                   General Superintendent - 12" Mill
                                   (1985)

  Vernus L. Johnson (62)           Manager, Fabricator Sales -
                                   Steel Division (1991)
                                   Manager, Sales (1978)

  Thomas M. Vercillo (39)          Manager of Corporate Accounting
                                   (1991) Manager of Accounting (1988)
                                   Financial Analyst (1985)


  DIRECTOR AND OFFICER SECURITIES REPORTS

     The federal securities laws require the Company's directors and officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission, the Nasdaq National Market and the Secretary of the Company initial reports of ownership and reports of changes in ownership of the Common Stock of the Company.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended July 31, 1994, all the Company's officers, directors and greater-than-ten-percent beneficial owners made all required filings.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following Summary Compensation Table discloses, for the fiscal years indicated, individual compensation information on Mr. Gurnitz and the four other most highly compensated executive officers in fiscal 1994 who were serving as executive officers at the end of fiscal 1994.

                                                                                LONG TERM
                                              ANNUAL COMPENSATION              COMPENSATION
                                       --------------------------------    -------------------
                                                                             AWARDS    PAYOUTS
                                                                           ---------   -------
                                                            OTHER ANNUAL    OPTIONS/    LTIP
                               FISCAL   SALARY     BONUS    COMPENSATION      SARS     PAYOUTS
NAME AND PRINCIPAL POSITION     YEAR      $         $(1)         ($)         (#)(2)    ($)(3)
- -----------------------------  ------  --------  --------   ------------    --------   -------
Robert N. Gurnitz               1994    289,997         0    32,619  (4)     50,000          0
Chairman of the Board,          1993    273,332   344,109    39,372  (4)    375,000    580,000
 President and Chief            1992    250,000         0    61,595  (4)          0          0
 Executive Officer

Edward G. Maris                 1994    130,000         0     5,200  (5)      5,000          0
Senior Vice President,          1993    130,000    79,595     2,600  (5)     15,000    439,496
 Chief Financial Officer        1992    130,000    43,200         0               0     55,230

Kenneth J. Burnett              1994    105,430         0    25,272  (6)      6,000          0
Vice President Operations -     1993    105,111    79,595     2,603  (5)     75,000          0
 Houston                        1992     99,010         0         0               0          0

John C. Meyer  (7)              1994    130,000         0    13,421  (8)      5,000          0
Vice President - Human          1993    130,000    79,595    53,871  (8)     20,000    200,000
 Resources                      1992     61,389    19,231     5,697  (9)     50,000          0

David C. Oberbillig             1994    110,000         0     5,500  (5)      5,000          0
Vice President, Sales -         1993    110,000    65,123     2,750  (5)      5,000    299,184
 Wire Products Division         1992    110,000    37,440         0  (5)          0     81,032

(1) All of the fiscal 1993 bonus was accrued in fiscal 1993 and paid in fiscal 1994. 25% of the fiscal 1992 bonus was accrued in fiscal 1992 and paid in fiscal 1993, except for Mr. Meyer of which $10,769 was paid in fiscal 1992 and $8,462 of which was paid in fiscal 1993.

(2) The closing price of the Common Stock on July 29, 1994 (the last business day of the fiscal 1994) was $9.25. The number and fair market value of the restricted Common Stock held by each of the named executives on July 29, 1994 was: Mr. Gurnitz 109,091 shares, $1,009,092; Mr. Maris 78,505 shares,
     $726,171; Mr. Burnett 3,750 shares, $34,688;  Mr. Meyer 33,649 shares,
     $311,253; and Mr. Oberbillig 54,859 shares, $507,446.

(3) Represents the value of cash and stock distributed on a deferred basis under the Northwestern Steel and Wire Company Stock Appreciation Rights Plan.

(4) Includes reimbursement of moving expenses, retirement annuity, life insurance, 401(k) contributions made by the Company and car allowance. Moving expenses accounted for $5,682, $12,564 and $42,595 of the amount shown for fiscal years ended July 31, 1994, 1993 and 1992, respectively. Retirement annuity expenses accounted for $15,000 of the amount shown for each of the fiscal years ended July 31, 1994, 1993 and 1992.

(5)  Entire amount represents 401(k) contributions made by the Company.

(6) Includes reimbursement of moving expenses and 401(k) contributions made by the Company. Moving expenses accounted for $20,000 for fiscal year ended July 31, 1994.

(7)  Mr. Meyer was hired effective February 10, 1992.

(8) Includes reimbursement of moving expenses and 401(k) contributions made by the Company. Moving expenses accounted for $8,871 and $51,273 of the amount shown for fiscal years ended July 31, 1994 and 1993, respectively.

(9)  Entire amount represents reimbursement of moving expenses.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

          The following table discloses, for Mr. Gurnitz and the other named executives, information regarding stock options and warrants granted during fiscal 1994 pursuant to the Company's 1994 Long Term Incentive Plan.


                                                                         POTENTIAL
                                                                     REALIZABLE VALUE
                                                                     AT ASSUMED ANNUAL
                                                                      RATES OF STOCK
                                                                    PRICE APPRECIATION
                                    INDIVIDUAL GRANTS               FOR OPTION TERM(2)
                       -------------------------------------------  ------------------
                       NUMBER    % OF TOTAL   EXERCISE
                         OF        OPTIONS     OR BASE
                       OPTIONS   GRANTED TO     PRICE
                       GRANTED  EMPLOYEES IN    (PER    EXPIRATION
NAME                     (1)     FISCAL YEAR   SHARE)      DATE        5%        10%
- ----                   -------  ------------  --------  ----------  --------  --------
Robert N. Gurnitz       50,000      36.4%       $9.00    4/25/2004  $283,000  $717,000
Edward G. Maris          5,000       3.6         9.00    4/25/2004    28,300    71,700
Kenneth J. Burnett       6,000       4.4         9.00    4/25/2004    33,960    86,040
John C. Meyer            5,000       3.6         9.00    4/25/2004    28,300    71,700
David C. Oberbillig      5,000       3.6         9.00    4/25/2004    28,300    71,700

(1) One-third of each option grant becomes exercisable on each of April 25, 1995, April 25, 1996 and April 25, 1997.

(2) Amounts reflect certain assumed rates of appreciation set forth in the Securities and Exchange Commission's executive compensation disclosure rules. Actual gains, if any, on stock option exercises depend on future performance of the Common Stock and overall market conditions. Fair market value per share on the date of grant was $9.00 per share.

OPTION EXERCISES AND FISCAL YEAR END VALUES FOR THE FISCAL YEAR ENDED JULY 31, 1994 (1)

         The following table shows information regarding the exercise of stock options during fiscal 1994 by Mr. Gurnitz and the other named executives and the number and value of any unexercised stock options held by them as of July 31, 1994:

                                                                     VALUE OF UNEXERCISED
                        SHARES               NUMBER OF UNEXERCISED       IN-THE-MONEY
                       ACQUIRED                 OPTIONS/SARS AT         OPTIONS/SARS AT
                          ON        VALUE          FY-END (#)             FY-END ($)
                       EXERCISE   REALIZED        EXERCISABLE/           EXERCISABLE/
        NAME              (#)        ($)         UNEXERCISABLE           UNEXERCISABLE
- -------------------    --------   --------   ---------------------   --------------------
Robert N. Gurnitz          0          0       262,500 / 162,500      $1,378,125 /603,125
Edward G. Maris            0          0        10,500 /   9,500          55,125 / 24,875
Kenneth J. Burnett         0          0        52,500 /  28,500         275,625 /119,625
John C. Meyer              0          0        14,000 /  11,000          73,500 / 32,750
David C. Oberbillig        0          0         3,500 /   6,500          18,375 /  9,125

[FN]
(1) The closing price of the Common Stock on July 29, 1994 (the last business day of fiscal 1994) was $9.25.

EMPLOYMENT AGREEMENT

         The Company has entered into an amended and restated employment agreement (the "Gurnitz Agreement") with Robert N. Gurnitz for a term through January 1, 1996, and indefinitely thereafter on the terms set out therein. The Gurnitz Agreement establishes an annual base salary of not less than $305,000 per year plus an annual target bonus of not less than $195,700 per year. The amount of the bonus actually earned each year, if any, will be based on the Company's performance. The Gurnitz Agreement provides for the establishment of a nonqualified supplemental executive retirement plan which provides the additional benefits which would have been payable to Mr. Gurnitz under the Northwestern Steel and Wire Company's Pension Plan B and 401(k) Salary Deferral Plan if not for the limits imposed by the Internal Revenue Code (subject to certain limitations set out in the Internal Revenue Code and the plans themselves) and credits Mr. Gurnitz with an additional 1.5 years of service (reflective of his prior industrial service) up to age 65 for each year of service, beginning July 22, 1994. In addition, the Gurnitz Agreement requires the Company to continue to purchase a standard disability income policy for Mr. Gurnitz and to continue to pay Mr. Gurnitz in cash such amounts as are required to pay the annual premiums on a life insurance policy on the life of Mr. Gurnitz in the amount of $1,000,000 and to continue to provide for certain other fringe benefits commensurate with Mr. Gurnitz's position as Chairman, President and Chief Executive Officer of the Company. The Gurnitz Agreement further provides that in the event Mr. Gurnitz's employment is terminated by the Company other than for cause or disability, or by Mr. Gurnitz for good reason (as such terms are defined in the Gurnitz Agreement), Mr. Gurnitz will be entitled to receive a single lump sum cash payment and to continue to participate in the employee benefit arrangements of the Company as are in effect at the time of his termination. The lump sum payment would equal the sum of (i) Mr. Gurnitz's annual base salary as then in effect and (ii) Mr. Gurnitz's annual target bonus as then in effect, and his participation in Company benefit arrangements would continue through the first anniversary of the date of his termination. If Mr. Gurnitz's employment is terminated by the Company for any reason or by Mr. Gurnitz for good cause, in either case within two years of a change in control (as defined in the Gurnitz Agreement), Mr. Gurnitz will be entitled to receive a single lump sum cash payment equal to twice the aggregate of Mr. Gurnitz's annual base salary and target bonus as then in effect. The Gurnitz Agreement also provides that Mr. Gurnitz is subject to a two year covenant not to compete upon termination of Mr. Gurnitz's employment unless such termination is by the Company without cause or within two years of a change in control or by the resignation of Mr. Gurnitz with good reason.

         The Company entered into an employment arrangement (the "Meyer Arrangement") with John C. Meyer on an at will basis commencing on February 10, 1992 at an annual base salary of $130,000. The Meyer Arrangement provides that, in the event the Company terminates Mr. Meyer's employment other than for cause or disability, Mr. Meyer will continue to receive his base salary and benefits for a period of 12 months following such termination. The Meyer Arrangement also provides that Mr. Meyer may participate in the benefit plans offered by the Company from time to time during such period. The Meyer Arrangement also provides that Mr. Meyer is subject to a one year covenant not to compete upon termination of Mr. Meyer's employment except if his employment is terminated by the Company without cause.

PENSION PLAN

         The Company maintains a pension plan for all eligible employees. A participant who retires on or after turning 65 and has completed at least five years of service will qualify for an annual pension equal to 1.1% of the participant's average earnings for each year of service not in excess of 30 years and 1.2% of the participant's final average earnings for each year of service in excess of 30 years. Final average earnings are based on total compensation (exclusive of certain cost-of-living adjustments) during the participant's highest five consecutive years in the participant's last 15 years of service. A deferred vested pension benefit normally commencing at age 65 is provided for any employee who does not qualify for retirement under the plan but has completed at least five years of service.

         Years of service for purposes of the plan with respect to the officers named in the Summary Compensation Table are as follows: Mr. Gurnitz, 3 years; Mr. Maris, 8 years; Mr. Burnett, 31 years; Mr. Meyer, 2 years; and Mr. Oberbillig, 27 years.

         The following table shows the projected annual pension benefits payable, under the pension plan at the normal retirement age of 65:


                        ANNUAL NORMAL PENSION BENEFITS
                        FOR YEARS OF SERVICE SHOWN (1)


 AVERAGE ANNUAL     5 YEARS  10 YEARS  20 YEARS  30 YEARS  40 YEARS  50 YEARS
PENSION EARNINGS
- ----------------    -------  --------  --------  --------  --------  --------
$ 50,000            $ 2,750   $ 5,500   $11,000   $16,500   $22,500   $28,500
 100,000              5,500    11,000    22,000    33,000    45,000    57,000
 150,000              8,250    16,500    33,000    49,500    67,500    85,500
 200,000              8,250    16,500    33,000    49,500    67,500    85,500
 250,000              8,250    16,500    33,000    49,500    67,500    85,500
 300,000              8,250    16,500    33,000    49,500    67,500    85,500
 350,000              8,250    16,500    33,000    49,500    67,500    85,500
 400,000              8,250    16,500    33,000    49,500    67,500    85,500

[FN]
(1) Normal pension benefits are formula based and are not subject to a social security offset. With exceptions not applicable to any of the officers named in the above compensation table, Sections 401(a)(17) and 415 of the Internal Revenue Code limit the annual pension earnings that can be considered under the plan to $150,000 and the annual benefits to $118,800 for benefit accrual and retirement after December 31, 1993.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 1994, the Compensation Committee of the Board of Directors was composed of William F. Andrews, Darius W. Gaskins, Jr. and George W. Peck IV.

REPORT OF COMPENSATION COMMITTEE

   This Report outlines the Company's management compensation philosophy and reviews the compensation decisions made in fiscal 1994 regarding Mr. Gurnitz and the other named executives.


MANAGEMENT COMPENSATION PHILOSOPHY

   To advance the interests of its shareholders, the Company has based its management compensation decisions on three principles.

   First, base salaries should be sufficient to attract and retain qualified management talent, without exceeding competitive practice at similar companies in the steelmaking and related industries.

   Second, annual incentive programs should provide opportunity for significant increases in compensation, based on meeting or exceeding pre-determined performance targets.

   Third, a substantial portion of total compensation opportunity should reflect performance on behalf of the Company's shareholders, as measured by increases in the Company's stock price.


CRITERIA USED FOR MAKING COMPENSATION DECISIONS IN FISCAL 1994

   This section describes the criteria used by the Compensation Committee regarding compensation decisions affecting Mr. Gurnitz and the named executives.


Base Salary

   In April 1994, an independent compensation consulting firm conducted a study of competitive compensation levels for the Company's key executives. Following this study, the Compensation Committee approved salary midpoints for each executive position, which were based on the executive positions' size adjusted median competitive base salaries. The Committee then approved adjustments for selected executives. As part of these actions, the Committee increased Mr. Gurnitz's annual salary from $285,000 to $305,000, which reduced the gap between it and the salary midpoint, and thus brought it closer to size adjusted median competitive practice for the industry.


Annual Incentive Program

   In December 1993, the Compensation Committee approved the fiscal 1994 incentive program for Mr. Gurnitz and other key executives (including the named executives). Target awards ranged from 20% of base salary midpoint to 50% of base salary midpoint (for Mr. Gurnitz). Awards were calculated by formula, based exclusively on the Company's adjusted operating income performance as compared to the Company's business plan. The chart below summarizes the payout formula:

                        % of Adjusted               % of
                        Operating Plan          Target Award
                           Achieved                Earned
                        --------------          ------------
                        [S]                     [C]
                        Less than  85%                0%
                                   85%               50%
                                  100%              100%
                                  125%              150%
                                  150%              200%

   Despite an increase in fiscal 1994 of 38% in operating profit, the Company achieved less than 85% of its adjusted operating income plan. As a result, Mr. Gurnitz and the other named executives earned no annual incentive award for fiscal 1994.


Long Term Incentive Program

   In an effort to further increase the alignment of interests between key employees and shareholders, the 1994 Long Term Incentive Program was approved at the Annual Meeting of the Shareholders on January 20, 1994. On April 25, 1994, 50,000 stock options were awarded to Mr. Gurnitz and an aggregate of 21,000 stock options were awarded to the other named executives. All of these options were granted at an exercise price of $9.00 per share which was determined to be the fair market value of the Common Stock on the date of the grant. In determining the size of the grants to Mr. Gurnitz and the other named executives, the Committee considered median competitive practice and each executive's contribution to the Company's financial performance, as well as the motivational impact of the award on each individual's future efforts to increase shareholder value. In addition, in the case of Mr. Gurnitz's grant, the Committee provided an award below median competitive practice in order to make more options available to other grantees.


Retirement Arrangements for Mr. Gurnitz

   At its meeting on July 22, 1994, the Committee approved the retirement compensation arrangement for Mr. Gurnitz as described in the employment agreements. In approving this arrangement, the Committee had three objectives - first, to enable Mr. Gurnitz, upon reaching normal retirement age of 65, to receive a full pension from all sources, including retirement programs of previous employers; second, to provide Mr. Gurnitz with a pension benefit at age 65 that would be consistent with competitive practice for other Chief Executive Officers in the industry; and third, to safeguard shareholders' interests by providing such benefits only if Mr. Gurnitz continued to serve as the Company's Chief Executive Officer for the next several years.


Compensation Committee Members as of July 31, 1994
- --------------------------------------------------
William F. Andrews            Darius W. Gaskins, Jr.           George W. Peck IV

PERFORMANCE GRAPH

   The following graph compares the cumulative total return on $100 invested on June 11, 1993 (the first day of public trading of the Common Stock) in the Common Stock of the Company, the S&P 400 Index and the S&P Steel Index. The return of the Standard & Poor's indices is calculated assuming reinvestment of dividends during the period presented. The Company has not paid any dividends. The stock price performance shown on the graph below is not necessarily indicative of future price performance.


             COMPARISON OF CUMULATIVE TOTAL RETURN AMONG NORTHWESTERN
               STEEL AND WIRE, S&P 400 INDEX AND S&P STEEL INDEX

                             [GRAPH APPEARS HERE]


                          Northwestern   S&P Steel     S&P 400
                 Date     Steel & Wire     Index     Industrials
               --------   ------------   ---------   -----------
               06/11/93     $100.000      $100.000    $100.000
               07/30/93      103.125        88.652      98.387
               12/31/93      125.000       109.128     104.649
               07/29/94      115.625       119.490     103.513

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The table below sets forth certain information regarding beneficial ownership of Common Stock as of October 20, 1994, by each person or entity known to the Company who owns of record or beneficially five percent or more of the Common Stock, by each named executive officer and director nominee and all executive officers and director nominees as a group.

                                                                   PERCENTAGE OF
                                             NUMBER OF SHARES       OUTSTANDING
                 NAME                        OF COMMON STOCK       COMMON STOCK
- ---------------------------------------      ----------------      -------------
KNSW Acquisition Company, L.P. (1)              8,687,000              34.3%
United National Bank, as Trustee (2)            4,033,926              15.9
William F. Andrews                                  2,000                 *
Kenneth J. Burnett (4)                             63,750                 *
Kim G. Davis (3)                                8,687,000              34.3
Darius W. Gaskins, Jr.                             15,000                 *
Robert N. Gurnitz (4)                             409,091               1.6
James A. Kohlberg (3)                           8,687,000              34.3
Jerome Kohlberg Jr.                             8,687,000              34.3
Christopher Lacovara                                    0                 0
Edward G. Maris (4)                                90,505                 *
John C. Meyer (4)                                  49,649                 *
David C. Oberbillig (4)                            58,859                 *
George W. Peck IV (3)                           8,687,000              34.3
Richard F. Williams                                   340                 *

All executive officers and director             9,485,892              37.4
   nominees as a group (16 persons) (4)


*    Less than 1%.

(1) KNSW Acquisition Company, L.P. ("KNSW") owns directly 8,687,000 shares of Common Stock. Kohlberg Associates, L.P., a Delaware limited partnership ("Associates"), is the general partner of KNSW. Kohlberg & Kohlberg, George W. Peck IV and Kim G. Davis are the general partners of Associates. Jerome Kohlberg Jr. and James A. Kohlberg are general partners of Kohlberg & Kohlberg. KNSW has agreed to use its reasonable best efforts to cause at least one designee of the ESOP to be nominated to the Board of Directors. Messrs. Kohlberg, Kohlberg, Peck and Davis may be deemed to share voting and dispositive power as to all shares of Common Stock owned by KNSW. Messrs. Kohlberg, Kohlberg, Peck and Davis disclaim beneficial ownership with respect to such shares. The address for KNSW is c/o Kohlberg & Co., 111 Radio Circle, Mt. Kisco, NY 10549.

(2)  United National Bank is the trustee of the ESOP.

(3)  Includes the 8,687,000 shares of Common Stock owned by KNSW.  See Note 1.

(4) Includes shares issuable pursuant to options which may be exercised within 60 days after October 20, 1994.

ITEM 13.  CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS

   In August 1992, the Company sold to KNSW 8,687,000 shares of Common Stock at $4.00 per share (the "1992 Investment"), which represented at such time approximately 52% of the outstanding Common Stock, giving KNSW effective voting control of the Company and control of the Board of Directors. As a result of the Company's initial public offering of Common Stock in June 1993, KNSW's interest has been diluted to approximately 34.2%. KNSW is an affiliate of Kohlberg & Co., L.P. ("Kohlberg"). At the time of the 1992 Investment, the Company and Kohlberg entered into a fee agreement (the "Fee Agreement") pursuant to which Kohlberg was reimbursed for certain costs in connection with placing the investment and agreed to provide such advisory and management services to the Company and its subsidiaries as the Board of Directors reasonably requests. Deferred at the time of the 1992 Investment, a fee of $2.0 million related to the 1992 Investment was paid by the Company to Kohlberg on August 12, 1993. In addition, beginning on August 12, 1992, in consideration for ongoing advisory and management services, the Company pays Kohlberg a fee of $43,435 per fiscal quarter at the beginning of each quarter. The Fee Agreement provides that Kohlberg, but not the Company, may terminate the Fee Agreement at any time. The Fee Agreement will terminate automatically on the earlier of the end of the fiscal year in which KNSW's percentage interest in the outstanding Common Stock is less than 25% and the tenth anniversary of the Fee Agreement. The Fee Agreement provides that, without the consent of a majority of the Company's directors not nominated by affiliates of Kohlberg, Kohlberg will not be paid any other fees by the Company. The Fee Agreement also provides that the Company will indemnify Kohlberg and its affiliates and their respective partners, officers, directors, stockholders, agents and employees against any third party claims arising from the Fee Agreement and the services provided thereunder, the 1992 Investment or their equity interest in the Company.

   Pursuant to the terms of the ESOP, the Company is obligated to pay certain fees and expenses of the ESOP, which for the year ended July 31, 1994 aggregated $81,844.

   KNSW has agreed to use its reasonable best efforts to cause at least one designee of the ESOP to be nominated for election to the Board of Directors for so long as the ESOP holds 5% or more of the outstanding Common Stock on a fully-diluted basis. The nominee for the 1994 Annual Meeting of Shareholders has not been determined.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                 AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

                                                        Page
                                                        ----
1.      Report of Independent Accountants               F-1

        Consolidated Balance Sheets as of July 31,
        1994 and 1993                                   F-2

        Consolidated Statements of Stockholders'
        Equity for the years July 31, 1994, 1993
        and 1992                                        F-3

        Consolidated Statements of Operations
        for the years ended July 31, 1994, 1993
        and 1992                                        F-4

        Consolidated Statements of Cash Flows
        for the years ended July 31, 1994,
        1993 and 1992                                   F-5


        Notes to Financial Statements                   F-6

2.      Financial Statements Schedules:

        Report of Independent Accountants               F-22

        Schedule V - Property, Plant and Equipment
        for the years ended July 31, 1994, 1993
        and 1992                                        F-23

        Schedule VI - Accumulated Depreciation,
        Depletion and Amortization of Property,
        Plant and Equipment for the years ended
        July 31, 1994, 1993 and 1992                    F-24

        Schedule VIII - Valuation and Qualifying
        Accounts for the years ended July 31, 1994,
        1993 and 1992                                   F-25

        Schedule X - Supplementary Income Statement
        Information for the years ended July 31, 1994,
        1993 and 1992                                   F-26

3.      (a)   See Index to Exhibits on pages 38 through 42.

        (b)   Exhibit 11  No reports on Form 8-K were filed during the last
                          Fiscal Quarter of the period covered by this report.

        (c)   Exhibit 24

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Northwestern Steel and Wire Company

       We have audited the accompanying consolidated balance sheets of Northwestern Steel and Wire Company and Subsidiaries as of July 31, 1994 and 1993 and the related consolidated statements of stockholders' equity, operations and cash flows for each of the three years in the period ended July 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwestern Steel and Wire Company and Subsidiaries as of July 31, 1994 and 1993 and the consolidated results of their operations and cash flows for each of the three years in the period ended July 31, 1994 in conformity with generally accepted accounting principles.



                                       COOPERS & LYBRAND L.L.P.

Chicago, Illinois
September 16, 1994

                      NORTHWESTERN STEEL AND WIRE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                (dollar amounts in thousands except share data)

                                                                 As of July 31,
                                                             ----------------------
                                                               1994          1993
                                                             --------      --------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                $ 12,817      $  1,773
    Receivables, less allowances of $1,000                     57,276        54,029
    Inventories                                                84,682        75,722
    Deferred income taxes                                       7,402         7,602
    Other assets                                                6,822         5,121
                                                             --------      --------
        Total current assets                                  168,999       144,247

PLANT AND EQUIPMENT, at cost, less accumulated
  depreciation of $118,278 and $96,117, respectively          217,178       216,515

DEFERRED FINANCING COSTS                                        6,877         8,652
ORGANIZATIONAL AND PRE-OPERATING COSTS                          1,122         2,244
                                                             --------      --------
        Total assets                                         $394,176      $371,658
                                                             ========      ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                         $ 67,112      $ 53,857
    Accrued expenses                                           22,880        26,945
    Current portion of long term debt                              90            87
                                                             --------      --------
        Total current liabilities                              90,082        80,889

LONG TERM DEBT                                                166,942       164,234
DEFERRED EMPLOYEE BENEFIT OBLIGATIONS                          79,246        64,043
DEFERRED INCOME TAXES                                           7,402         7,602
                                                             --------      --------
                                                              343,672       316,768
                                                             --------      --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common Stock, par value $.01 per share; outstanding
      24,715,022 and 24,631,955 shares, respectively          123,098       122,942
    Retained earnings (deficit)                               (52,699)      (62,709)
    Minimum pension liability                                 (14,572)            -
    Treasury shares, at cost; 420,014 shares                   (5,323)       (5,343)
                                                             --------      --------
        Total shareholders' equity                             50,504        54,890
                                                             --------      --------
        Total liabilities and shareholders' equity           $394,176      $371,658
                                                             ========      ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (In thousands except share data)


                               Class A                    Class B
                             Common Stock               Common Stock              Common Stock
                             $.01 Par Value             $.01 Par Value            $.01 Par Value             Retained
                          ---------------------      ---------------------     ---------------------         Earnings
                           Shares       Amount        Shares       Amount       Shares       Amount          (Deficit)
                          --------      -------      -------       -------     -------       -------        ----------
Balance at
 July 31, 1991             4,410,125     $ 25,000     3,305,667     $ 10,706                                 $  7,358

Net loss                                                                                                      (22,372)
Treasury shares
SARs distributed                                         39,487          553
ESOP compen-
 sation earned
                          ----------    ---------    ----------    ---------   ----------    ---------      ---------
Balance at
 July 31, 1992             4,410,125       25,000     3,345,154       11,259                                  (15,014)

Net loss                                                                                                      (47,695)
Treasury shares
Shares converted          (4,410,125)     (25,000)   (3,345,154)     (11,259)   7,755,279     $ 36,259
Shares sold-
 1992 Investment                                                                8,750,000       29,225
SARs distributed
 1992 Investment                                                                  425,481        1,702
SARs distributed                                                                   14,750           59
Shares sold to
 employees                                                                        199,752          799
Options exercised                                                                  33,278          133
ESOP compen-
 sation earned
Shares sold-
 Recapitalization                                                               7,392,680       54,279
ESOP compen-
 sation earned-
 Recapitalization
SARS distributed-
 Recapitalization                                                                  60,735          486
                          ----------    ---------    ----------    ---------   ----------    ---------      ---------
Balance at
 July 31, 1993                                  -                          -   24,631,955      122,942        (62,709)

Net income                                                                                                     10,010
Adjustment to
 cost of
 treasury shares                                                                                   (21)
Options exercised                                                                  83,067          332
Cost from prior year
 stock issuance                                                                                   (155)
Establishment
 of minimum
 pension liability
                          ----------    ---------    ----------    ---------   ----------    ---------      ---------
Balance at
 July 31, 1994                           $      -                   $      -   24,715,022     $123,098       $(52,699)
                          ==========    =========    ==========    =========   ==========    =========      =========

                                            Treasury Shares           Total
                                        ---------------------      Stockholders'
                           Other        Shares        Amount          Equity
                          ---------     -------      --------      -------------
Balance at
 July 31, 1991             $(10,891)     98,014       $(2,865)      $ 29,308

Net loss                                                             (22,372)
Treasury shares                          71,177        (1,002)        (1,002)
SARs distributed                                                         553
ESOP compen-
 sation earned                3,846                                    3,846
                          ---------     -------      --------      ----------
Balance at
 July 31, 1992               (7,045)    169,191        (3,867)        10,333

Net loss                                                             (47,695)
Treasury shares                         250,823        (1,476)        (1,476)
Shares converted                                                           0
Shares sold-
 1992 Investment                                                      29,225
SARs distributed
 1992 Investment                                                       1,702
SARs distributed                                                          59
Shares sold to
 employees                                                               799
Options exercised                                                        133
ESOP compen-
 sation earned                3,846                                    3,846
Shares sold-
 Recapitalization                                                     54,279
ESOP compen-
 sation earned-
 Recapitalization             3,199                                    3,199
SARS distributed-
 Recapitalization                                                        486
                          ---------     -------      --------      ----------
Balance at
 July 31, 1993                    -     420,014        (5,343)        54,890

Net income                                                            10,010
Adjustment to
 cost of
 treasury shares                                           20             (1)
Options exercised                                                        332
Cost from prior year
 stock issuance                                                         (155)
Establishment
 of minimum
 pension liability          (14,572)                                 (14,572)
                          ---------     -------      --------      ----------
Balance at
 July 31, 1994             $(14,572)    420,014       $(5,323)      $ 50,504
                          =========     =======      ========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                      NORTHWESTERN STEEL AND WIRE COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share data)

                                                                 For the
                                                            Years Ended July 31,
                                                  ----------------------------------------
                                                     1994            1993           1992
                                                  ---------       ---------      ---------
Net sales                                         $ 603,609       $ 539,210      $ 470,049
                                                  ---------       ---------      ---------
Cost and operating expenses:
  Cost of goods sold (excluding depreciation)       540,701         484,122        435,953
  Depreciation                                       22,205          21,926         22,082
  Selling and administrative                         10,882          11,608          6,884
                                                  ---------       ---------      ---------
    Total cost and operating expenses               573,788         517,656        464,919
                                                  ---------       ---------      ---------
Operating profit                                     29,821          21,554          5,130
                                                  ---------       ---------      ---------
Other income and expenses:
  Interest expense                                   19,221          23,200         27,745
  Interest and other income                            (130)           (124)          (243)
                                                  ---------       ---------      ---------
    Total other income and expenses                  19,091          23,076         27,502
                                                  ---------       ---------      ---------
Income (loss) before income taxes,
  extraordinary  item and cumulative
  effect of accounting change                        10,730          (1,522)       (22,372)
Provision for income taxes                              720               -              -
                                                  ---------       ---------      ---------
Income (loss) before extraordinary
  item and cumulative effect  of
  accounting change                                  10,010          (1,522)       (22,372)

Extraordinary loss related to early
  retirement of debt                                      -          (6,395)             -
Cumulative effect of accounting change                    -         (39,778)             -
                                                  ---------       ---------      ---------
Net income (loss)                                 $  10,010       $ (47,695)     $ (22,372)
                                                  =========       =========      =========

Income (loss) before extraordinary
  item and cumulative effect  of
  accounting change per share                     $    0.40       $   (0.08)     $   (1.72)

Extraordinary item related to
  early retirement of debt per share                      -           (0.35)             -
Cumulative effect of accounting
  change per share                                        -           (2.19)             -
                                                  ---------       ---------      ---------
Net income (loss) per share                       $    0.40       $   (2.62)     $   (1.72)
                                                  =========       =========      =========

Net tons shipped                                      1,632           1,577          1,363
                                                  =========       =========      =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                    Years Ended July 31,
                                                                    ----------------------------------------------------
                                                                      1994                 1993                   1992
                                                                    --------             ---------              ---------
Cash Flow From Operations:
     Net income (loss)                                              $ 10,010             $ (47,695)             $ (22,372)
     Extraordinary item related to early retirement of debt                -                 6,395                      -
     Cumulative effect of accounting change                                -                39,778                      -
     Depreciation                                                     22,205                21,926                 22,082
     Loss on sale of plant and equipment                                  14                     -                      -
     Amortization of deferred financing costs and debt discount        2,294                 1,690                  1,549
     Amortization of organizational and pre-operating costs            1,122                 1,123                  1,122
     Increase in receivables                                          (3,247)               (8,355)                (5,939)
     Increase in inventories                                          (8,960)              (26,437)                  (755)
     (Increase) decrease in other current assets                      (1,701)                  919                  1,271
     Increase (decrease) in deferred employee benefits                   631                 3,545                 (4,383)
     Increase in accounts payable and accrued expenses                 9,190                 3,752                 19,332
     Deferred interest due at maturity                                 2,147                 2,709                    763
     Unearned ESOP compensation                                            -                 7,045                  3,846
                                                                    --------             ---------              ---------
Net cash provided by operations                                       33,705                 6,395                 16,516
                                                                    --------             ---------              ---------

Cash Flows Used in Investing Activities:
     Capital expenditures                                            (22,930)              (12,271)                (7,119)
     Proceeds from sale of plant and equipment                            48                     -                      -
                                                                    --------             ---------              ---------
Net Cash Used in Investing Activities                                (22,882)              (12,271)                (7,119)
                                                                    --------             ---------              ---------

Cash Flows From Financing Activities:
     Payment of long term debt and
        repayment on revolver loans                                  (97,645)             (343,163)              (234,779)
     Purchase of treasury shares                                           -                (1,476)                (1,002)
     Payment of ESOP debt                                                  -                (9,930)                (2,885)
     Issuance of long term debt and
        borrowings under revolver loans                               97,689               282,239                230,932
     Proceeds from issuance of Common Stock                              332                95,073                      -
     Costs related to the issuance of Common Stock                      (155)               (8,637)                     -
     Payment of deferred financing costs                                   -                (4,173)                (1,208)
     Payment of prepayment penalty                                         -                (3,084)                     -
                                                                    --------             ---------              ---------
Net Cash Provided by (Used in) Financing Activities                      221                 6,849                 (8,942)
                                                                    --------             ---------              ---------

     Increase in cash and cash equivalents                            11,044                   973                    455
Cash and Cash Equivalents:
     Beginning of period                                               1,773                   800                    345
                                                                    --------             ---------              ---------

     End of period                                                  $ 12,817             $   1,773              $     800
                                                                    ========             =========              =========

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
     Interest                                                       $ 14,859             $  20,670              $  22,551
     Income taxes paid                                                 1,380                   159                     13


                  The accompanying notes are an integral part
                   of the consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY

                         NOTES TO FINANCIAL STATEMENTS


       Northwestern Steel and Wire Company (the "Company") operates in one business segment as an electric arc furnace producer of a comprehensive line of carbon steel products consisting primarily of structural shapes, bar and bar shapes, rods, wire and fabricated wire products.

       The Company's outstanding indebtedness had increased significantly as a result of the leveraged buyout transaction in August 1988 (the "Acquisition") and the subsequent acquisition and refurbishment of the Houston Facility. In August 1992, an affiliate of Kohlberg & Co., a New York merchant banking firm ("Kohlberg"), purchased approximately 52% of the Company's Common Stock (the "1992 Investment"). In June 1993, the Company effected a recapitalization (the "Recapitalization") which included a Common Stock Offering and a concurrent Note Offering (collectively, the "Offerings").


1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

CONSOLIDATION

       The Company has two wholly-owned subsidiaries, Northwestern Steel and Wire Company (a Delaware corporation) which performs the sales, management and other administrative services and Northwestern Steel and Wire Company (a Texas corporation) which operates the Houston rolling mill. The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CONCENTRATION OF CREDIT RISK

       The Company grants credit to its customers, a substantial portion of whom are located in the Midwest, in the normal course of business. Credit limits, on-going credit evaluation and account monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required.

INVENTORIES AND PRODUCTION COSTS

       Inventories are valued at the lower of cost or market. Cost is determined on a monthly moving average method and includes materials, labor and certain components of conversion overhead.

PLANT AND EQUIPMENT

       Plant and equipment is carried at cost and includes expenditures for new facilities and those which substantially increase the useful lives of existing plant and equipment. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is reflected in income.

       The Company provides for depreciation of plant and equipment commencing when placed in service based on methods and rates designed to amortize the cost over the estimated useful lives (generally 40 years for buildings, 12 and 18 years for mill machinery and a 3 to 20 year range for all otherequipment). Depreciation is computed principally on the straight line method for financial reporting purposes while accelerated methods and straight line methods are used for income tax purposes.

DEFERRED FINANCING COSTS

       The Company defers direct costs of debt financing and amortizes such costs over the life of the loan arrangement.

ORGANIZATIONAL AND PRE-OPERATING COSTS

       The Company defers organizational and pre-operating costs incurred prior to the opening of a new facility and amortizes such costs over 5 years, starting with the first shipments of product to customers.

INCOME TAXES

       Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" for the years ended July 31, 1994 and 1993. The adoption of SFAS No. 109 for the year ended July 31, 1993 did not have a material effect upon the Company's financial position or net income. Prior years' financial statements were not restated to apply the provisions of SFAS No. 109. Income taxes are accounted for in accordance with Accounting Principles Board Opinion, ("APB") No. 11 for the year ended July 31, 1992.

NET INCOME PER SHARE

       Per share amounts are based on the average shares outstanding of 25,185,389, 18,170,143, and 13,014,589 for each of the three years in the period ended July 31, 1994. Average shares outstanding for the year ended July 31, 1994 include the dilutive impact of shares issuable pursuant to the Company's stock option plans. The average shares outstanding for the years ended July 31, 1993 and 1992 include the dilutive impact of shares issued pursuant to the 1992 Investment and the dilutive impact of shares issuable pursuant to the Management Stock Option Plan and the Employee Stock Purchase and Option Plan, such shares being issued or issuable and such options granted within one year prior to the initial public offering.

       In accordance with Accounting Principles Board Opinion No. 15, net income per share for the fiscal year ended July 31, 1994 is $.41 as compared to a net loss of $2.72 and $2.78 for each of the two years in the period ended July 31, 1993. These per share amounts are based upon average shares outstanding of 24,679,249, 17,564,000 and 8,051,089 for each of the three years in the period ended July 31, 1994.

BENEFITS FOR RETIRED EMPLOYEES

       The Company provides pension benefits to substantially all hourly and salaried employees under noncontributory plans. The pension costs are funded by the Company in accordance with the requirements of ERISA. The estimated costs of the pension benefits are recognized based on annual cost determinations performed by the Company's independent actuarial firm.

       The Company also provides postretirement welfare benefits (life insurance and medical) to substantially all its retired employees. These benefits are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 106 for the years ended July 31, 1994 and 1993. Effective August 1, 1992, the Company adopted SFAS No. 106. Upon adoption, the Company elected to record the transition obligation as a one-time charge against earnings, rather than amortize it over a number of years. This charge was $39.8 million or $2.19 per share and represents the actuarially computed present value of estimated future benefits to current retirees plus that portion of benefits earned to date by active employees. The plan is unfunded and the Company pays for benefits on a current basis. The estimated costs of the postretirement benefits are recognized based on annual cost determinations performed by the Company's independent actuarial firm.

       At the date of the Acquisition, the Company recorded a liability for the actuarially determined vested portion of these postretirement benefits for all retired and currently eligible to retire employees. Prior to 1993, the Company recorded an expense charge to maintain the discounted liability at a balance sufficient to provide the vested benefits to those remaining retirees who were in the August 16, 1988 population.

CASH FLOWS

       Cash and cash equivalents include cash on hand, amounts due from banks, and other liquid instruments purchased with an original maturity of three months or less.

RECLASSIFICATIONS

       Certain prior year amounts have been reclassified to conform with the current year presentation. The reclassifications did not affect net operating results.

2.     EMPLOYEE BENEFIT PLANS

       The provisions of SFAS No. 87 and SFAS No. 106 require the adjustment to the discount rate in line with current and expected to be available interest rates on high quality fixed-income instruments. Due to the recent trend in long-term interest rates, the Company reduced its assumed discount rate from 9% to 8.45% for fiscal 1994. In addition, the Company has also reduced its expected rate of increase in future compensation levels from 5% to 3.5% for its pension plans and reduced its ultimate trend rate for postretirement benefits from 5.1% to 4.6%.

       The effect of the pension plan changes was a non-cash charge to shareholders' equity of $14,572,000 during fiscal 1994. Unlike SFAS No. 87, the changes described under SFAS No. 106 do not result in a charge to shareholders' equity.

       The aggregate cost to the Company of the hourly and salaried pension plans retirement benefits for the three years ended July 31 were as follows:

                                1994       1993      1992
                              ---------  ---------  -------
                                     (In thousands)
Benefits earned during
   the period (service
   cost)                      $  4,004   $ 3,331    $ 3,359
Interest cost on projected
   benefit obligation           17,075    17,822     17,119
Return on plan
  assets - actual              ( 4,401)  (12,896)   (15,917)
Net amortization
   and deferral                (11,045)   (4,166)      (601)
                              --------    -------   -------
 Net pension cost             $  5,633    $ 4,091   $ 3,960
                              ========   ========   =======

       Deferred gains and losses are amortized over the average remaining future service periods (approximately 15 years).

       The Company's pension plan assets include principally equity and fixed income securities. The following table presents a reconciliation of the funded status of the pension plans to the amounts included as accrued expenses and deferred employee benefit obligations in the accompanying balance sheets at July 31, 1994 and 1993.

                                    1994                   1993
                            ---------------------  --------------------
                              Hourly    Salaried     Hourly    Salaried
                               Plan       Plan        Plan       Plan
                            ----------  ---------  ----------  --------
                                          (In thousands)
Actuarial present value
 of benefit obligations:
  Accumulated benefit
   obligations(including
   vested benefits of
   $143,359 for 1994 and
   $131,924 for 1993 for
   the Hourly Plan and
   $47,506 for 1994 and
   $44,279 for 1993 for
   the Salaried Plan)        $152,854    $49,906    $141,720    $46,707
  Effect of increase in
   compensation                13,065      4,206      13,703      4,759
                             --------    -------    --------    -------
  Projected benefit
   obligation                 165,919     54,112     155,423     51,466

Plan assets at
 fair value                   136,829     51,380     142,616     53,640
                             --------    -------    --------    -------
Plan assets (less than)
 in excess of projected
 benefit obligation           (29,090)    (2,732)    (12,807)     2,174

Unrecognized net loss          27,637      8,709      12,405      4,419

Adjustment required to
 recognize minimum
 liability                    (14,572)         -           -          -
                             ---------   -------    --------    -------

Pension (liability)
 asset                       $(16,025)   $ 5,977       $(402)     6,593
                             ========    =======    ========    =======


       Significant assumptions used in determining plan benefit obligations at the end of July 31, 1994 and 1993 include a discount rate of 8.45% and 9%, respectively, and a rate of projected compensation increase of 3.5% and 5% for 1994 and 1993, respectively. The assumed long-term rate of return on plan assets for determining net pension costs was 9% for 1994 and 1993.

       Summary information on the Company's postretirement plan other than pensions is as follows:

Financial Status of Plan:
 Accumulated postretirement benefit
 obligation (APBO) as of July 31:               1994       1993
                                              ---------  ---------
                                                 (In thousands)

  Retirees                                    $(36,095)  $(35,274)
  Fully eligible active plan participants      ( 7,555)   (10,487)
  Other active plan participants               (21,606)   (19,135)
                                              --------   --------
                                               (65,256)   (64,896)
  Less plan assets at fair value                     0          0
                                              --------   --------
  Funded status                                (65,256)   (64,896)
  Unrecognized net (gain)/loss                 (   213)       254
                                              --------   --------
  Unfunded accrued cost                       $(65,469)  $(64,642)
                                              ========   ========

The components of net periodic postretirement benefit cost for the two years ended July 31 were as follows:

                                                1994       1993
                                              --------   --------
                                                (In thousands)
Service cost, benefits attributed to
  employee service during the year             $1,177     $1,052
Interest cost on accumulated post-
  retirement benefit obligation                 4,754      5,532
                                               ------     ------

Net periodic postretirement benefit cost       $5,931     $6,584
                                               ======     ======

     The discount rate used in determining the APBO was 8.45% and 9% at July 31, 1994 and 1993, respectively. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.6% in 1994 for pre-65 retirees and 7.7% for post-65 retirees declining to an ultimate rate of 4.6% over a 10-year period for both populations. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9% in 1993 for pre-65 retirees and 8% for post-65 retirees declining to an ultimate rate of 5.1% over a 10-year period for both populations.

     If the health care cost trend rate assumptions were increased by 1% each year, the APBO as of July 31, 1994, would be increased by $8,280,000 and the aggregate of the service and interest cost components of net periodic post retirement benefit cost for the year then ended would be increased by $884,000.

     For the fiscal year ended July 31, 1992, expense was $4.1 million under previous accounting practices. The amounts paid for such benefits were $5.1 million, $5.4 million and $3.9 million for fiscal years ended July 31, 1994, 1993 and 1992, respectively.

3.  INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                    1994       1993       1992
                    -----      -----      -----

     Federal        $ 720      $   -      $   -
     State              -          -          -
                    -----      -----      -----
                    $ 720      $   -      $   -
                    -----      -----      -----

     The current provision reflects alternative minimum tax for which a deferred tax asset was not recognized.

     The types of temporary differences resulting from the difference between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liabilities and the deferred tax assets and their approximate tax effects are as follows (in thousands):

                                1994                    1993
                              Temporary      Tax      Temporary      Tax
                             Difference    Effect    Difference    Effect
                             -----------  ---------  -----------  ---------
Trade accounts receivable      $  1,000   $    390     $  1,000   $    390
Inventories                       4,080      1,591        2,959      1,154
Intangible assets                 3,655      1,425        3,657      1,426
Employee compensation            20,052      7,820       19,965      7,786
Other accrued liabilities           566        221        1,012        395
Retirement costs                 57,670     22,491       58,918     22,978
ITC and AMT carryforwards         5,489      5,489        4,769      4,769
Net operating loss               39,032     15,222       52,178     20,349
                               --------   --------     --------   --------
     Subtotal                   131,544     54,649      144,458     59,247
Less:  valuation
 allowance                      (67,276)   (29,584)     (75,720)   (32,439)
                               --------   --------     --------   --------
Total deferred tax asset       $ 64,268   $ 25,065     $ 68,738   $ 26,808
                               --------   --------     --------   --------

Property, plant and
 equipment                     $ 64,268   $ 25,065     $ 68,738   $ 26,808
                               --------   --------     --------   --------
Total deferred tax
 liability                     $ 64,268   $ 25,065     $ 68,738   $ 26,808
                               --------   --------     --------   --------

Net deferred tax asset/
 liability                     $      0   $      0     $      0   $      0
                               --------   --------     --------   --------

     The Company has recorded a valuation allowance with respect to the future tax benefits and the net operating loss reflected as a deferred tax asset due to the uncertainty of their ultimate realization.

     As of July 31, 1994, the Company had tax net operating loss carryforwards of approximately $39,032,000. These net operating loss carryforwards are available to offset future taxable income, if any, through the indicated years: $14,791,000 in 2006, $20,238,000 in 2007, and $4,003,000 in 2008. The utilization of approximately $35,402,000 of tax loss carryforwards is limited to approximately $1,900,000 each year as a result of an "ownership change" (as defined by Section 382 of the Internal Revenue Code of 1986, as amended), which occurred in fiscal 1993.

     The Company also has investment tax credit and alternative minimum tax credit carryforwards of approximately $3,000,000 and $2,489,000. The ability to utilize such investment tax credit carryforwards and $1,769,000 of the alternative minimum tax credit carryforwards are subject to yearly limitations under Internal Revenue Code Section 382.


4.  DEBT AND CREDIT ARRANGEMENTS
                                                    Interest
                                 1994       1993      Rate
                               --------   --------  --------
                                       (In thousands)
Credit Agreement:
     Rollover Term Loan        $ 44,503   $ 42,356   13.1%
     Revolver Loan                    -          -    8.75%    Variable
Deferred Financing Fee            6,818      6,397    8.44%    Variable
9.5% Senior Notes due
 2001, net of discount          114,320    114,221    9.5%
Other notes payable               1,391      1,347    3.0%
                               --------   --------
                                167,032    164,321
Less Current Portion                 90         87
                               --------   --------
                               $166,942   $164,234
                               ========   ========

Market value of total debt     $          $181,253
                                          ========


     Chemical Bank and certain other lenders provided financing (as so amended, the "Senior Credit Facility") to the Company in the form of four facilities: (i) a standby term loan in the amount of $70 million; (ii) an ESOP term loan in the amount of approximately $22 million; (iii) a rollover term loan in the amount of $50 million; and (iv) a revolving credit loan providing available borrowings up to $65 million. The revolving credit loan has a final maturity on May 9, 1997, but may be renewed on an annual basis thereafter with the unanimous approval of Chemical Bank and any other participating lenders. The interest rates indicated above are as of July 31, 1994.

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

       The rollover term loan is required to be repaid in quarterly installments beginning October 31, 1995, with final maturity on April 30, 1999. The Senior Credit Facility provides that the rollover term loan bears interest at a fixed annual rate of 13.07%, provided, that, through July 31, 1994, interest on the term loan is required to be paid at a floating annual rate equal to the Alternate Base Rate (as defined in the Senior Credit Facility) plus 1.5% and, provided further, that the difference between interest accrued at the fixed annual rate of 13.07% and interest paid as described above will be deferred monthly in arrears and added to the principal of the rollover term loan. Such deferred interest bears interest which is required to be paid monthly in arrears at a floating rate equal to the Alternate Base Rate plus 1.5%, and the deferred interest added to principal is required to be paid in full on the date of the final installment of principal of the rollover term loan. The Company is also required to prepay the rollover term loans to the extent of Excess Cash Flow (as defined in the Senior Credit Facility).

       The loans under the Senior Credit Facility are collateralized by a lien on substantially all of the Company's assets, and all loans are cross-collateralized. The revolving credit loan under the Senior Credit Facility will be available to the extent that the Company satisfies certain borrowing base criteria. At July 31, 1994 there were no borrowings under the revolver loan and $64.8 million was available to the Company.

       In connection with the Senior Credit Facility, the Company had previously agreed to pay Chemical Bank a fee of $5 million, which was to be deferred until the Houston Facility began to earn revenue (as described) and which would be payable thereafter in accordance with a formula. As a result of an amendment to the Senior Credit Facility in September 1991, the terms of the $5 million fee were modified to provide that the entire fee became due and payable immediately, but that Chemical Bank would defer payment until the principal amount of all loans under the Senior Credit Facility has been paid in full. The deferred fee bears interest at the adjusted LIBOR for the interest period then in effect plus 4% compounded monthly, with the payment of interest also being deferred until such principal amount has been paid in full.

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

       At July 31, 1994, $114,320,000 (net of unamortized discount of $680,000) of Senior Notes were outstanding. The Senior Notes bear interest at the rate of 9.5% per annum, payable semi-annually on June 15 and December 15. The Company will be required to redeem on June 15, 2001 the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. The Senior Notes may not be redeemed prior to June 15, 1997. On or after June 15, 1997, the Company may, at its option, redeem the Senior Notes in whole or in part at a premium plus accrued and unpaid interest. On or after June 15, 1999, the Company may redeem in whole or in part the Senior Notes at the aggregate principal amount plus accrued and unpaid interest.

       The Senior Notes are unsecured obligations of the Company. They will be senior to all subordinated indebtedness of the Company and rank pari passu with all other existing and future senior indebtedness of the Company. Upon the occurrence of a change in control, the holders will have the option to cause the Company to repurchase all or a portion of the outstanding Senior Notes at 101% of the principal amount.

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

       Annual maturities of long term debt for the years subsequent to fiscal 1994 are; 1995, $90,000; 1996, $6,833,000; 1997, $8,025,000; 1998, $8,028,000;
  1999, $28,824,000 and thereafter of $115,232,000.

       The Company estimated the market value of its total debt by utilizing a discounted cash flow methodology.

5.  SUPPLEMENTAL BALANCE SHEET DATA

     The following balance sheet information is provided as of July 31,:

                                             1994        1993
                                          ----------  ----------
                                              (In thousands)
INVENTORIES:
Raw materials and supplies                 $ 19,330    $ 16,902
Semi-finished products                       25,633      19,828
Finished products                            39,719      38,992
                                           --------    --------

                                           $ 84,682    $ 75,722
                                           ========    ========

PLANT AND EQUIPMENT:
Land                                       $  5,559    $  5,522
Buildings                                    29,511      29,206
Machinery and equipment                     296,734     277,671
Construction in progress                      3,652         233
                                           --------    --------

   Total                                    335,456     312,632

Less accumulated depreciation               118,278      96,117
                                           --------    --------

   Net plant and equipment                 $217,178    $216,515
                                           ========    ========

ACCRUED EXPENSES:
Salaries and wages                         $ 11,291    $ 12,386
Pensions                                     (6,385)     (6,104)
Postretirement welfare benefits               5,000       5,000
Other employment costs                        7,667       7,953
Accrued interest                              1,530       1,957
Taxes other than income                       2,393       2,687
Insurance and other                           1,384       3,066
                                           --------    --------

                                           $ 22,880    $ 26,945
                                           ========    ========


DEFERRED EMPLOYEE BENEFIT OBLIGATIONS:
Postretirement welfare benefits            $ 60,469    $ 59,642
Supplemental unemployment benefits            1,058       1,078
Deferred minimum pension liability           14,572           -
Workers' compensation                         3,000       3,000
Other benefit plan                              147         323
                                           --------    --------


                                           $ 79,246    $ 64,043
                                           ========    ========

6.  DESCRIPTION OF LEASING ARRANGEMENTS

     The Company has entered into various operating leases for transportation equipment (principally over-the-road tractors and trailers for shipment of a portion of the Company's products) and other equipment. The majority of the transportation equipment leases expire during fiscal 1999.

     The future minimum rental payments required for the noncancelable lease term of the operating leases as of July 31, 1994, were as follows:

     Fiscal year ending July 31:
                                    (In thousands)

          1995                         $ 3,172
          1996                           3,028
          1997                           2,646
          1998                           2,041
          1999                           1,491
          Remaining years               12,898
                                       -------
          Total minimum future
          lease payments               $25,276
                                       =======

     Rental expense under operating leases for the years ended July 31, 1994, 1993 and 1992 was approximately $4,300,000; $4,603,000; and $4,327,000, respectively.

7.  STOCKHOLDERS' EQUITY

     The Company's authorized shares are as follows:

          Common Stock .....................  75,000,000
          Preferred Stock ..................   1,000,000

     The Company established an ESOP in 1988 which borrowed $25,000,000 from the Company (which borrowed an identical amount in the form of the ESOP term loan under the Senior Credit Facility) to fund the ESOP's purchase of 4,410,125 shares of Class A Common Stock (which after the 1992 Investment became Common Stock). The Company committed to make contributions to the ESOP to enable it to repay the loan from the Company. As the contributions were made, an equal amount of unearned ESOP compensation was charged to expense. Effective with the Recapitalization, the Company paid the final balance of the contributions to the ESOP. With this payment and the allocation of all remaining shares to ESOP participants, the unamortized balance of the unearned ESOP compensation of $3.2 million was charged to fiscal 1993 expense.

       Prior to the 1992 Investment on August 12, 1992, outside investors and senior management held 3,345,154 shares of Class B Common Stock which were reclassified in connection with the 1992 Investment into shares of Common Stock. On August 12, 1992, the Company sold 8,687,000 newly-issued shares of its Common Stock to Kohlberg. Simultaneously with the consummation of the sale, certain members of the Company's management purchased an aggregate of 63,000 newly-issued shares of Common Stock. In addition, the rights of members of senior management to receive shares of Common Stock pursuant to the Company's stock appreciation rights plan became fully vested with a grant price of zero. Accordingly, 425,481 shares of Common Stock (valued at approximately $1,702,000) were distributed and cash was paid totaling approximately $877,000 to the holders of the rights.

       As of August 12, 1992, after the sale and distribution of Common Stock aggregating 9,175,481 shares, as discussed above, stockholders' equity was increased by $30,927,000, net of $5,775,000 of related costs of which $2,000,000 was paid on August 12, 1993.

       The Company established a Management Stock Option Plan and reserved 900,000 shares of Common Stock for future grants at fair market value at the date of grant to certain members of senior management. Options to purchase an aggregate of 765,750 shares of Common Stock at an exercise price of $4.00 per share and 37,500 shares of Common Stock at an exercise price of $9.88 per share remain outstanding under the Management Stock Option Plan. At July 31, 1994, 549,750 exercisable options were outstanding. The remaining options granted will vest based upon the continued employment of the employees. The options granted pursuant to the Management Stock Option Plan expire on the earlier of ten years from date of grant or one year from the date of the employee's termination. The Company also approved the establishment of an Employee Stock Purchase and Option Plan, subject to applicable securities law requirements, for certain salaried and hourly employees which provides participants with a one-time opportunity to purchase up to 200,000 shares of Common Stock at $4.00 per share and the granting of options to purchase a total of 300,000 shares of Common Stock at an exercise price of $4.00 per share, plus subject to certain restrictions, those remaining shares not purchased at the time of the one-time purchase opportunity.

       As of July 31, 1994, certain salaried and hourly employees purchased 114,595 shares of Common Stock pursuant to the Employee Stock Purchase and Option Plan at an exercise price of $4.00 per share. Options to purchase 185,653 shares of Common Stock at an exercise price of $4.00 per share remain outstanding under the Employee Stock Purchase and Option Plan.

  Two-thirds of the options granted pursuant to the Employee Stock Purchase and Option Plan expired on September 30, 1994. The remainder expire on the earlier of August 12, 2002 or one year from the date of the employee's termination.

       Effective with the Recapitalization on June 11, 1993, the Company sold 7,000,000 shares of Common Stock. Stockholders' equity increased by $51,358,000, net of $4,642,000 of related costs. Within 30 days of the Initial Public Offering, the underwriters exercised their option to purchase up to an additional 15% of the Common Stock Offering on the same terms. After this sale and distribution of Common Stock aggregating 392,680 shares, stockholders' equity was increased by $2,921,000, net of $220,000 of related costs.

       During fiscal 1994, the Company approved the establishment of the 1994 Long-Term Incentive Plan (the "1994 Plan") and reserved 1,250,000 shares of Common Stock for issuance under the 1994 Plan. The 1994 Plan provides for the granting to key employees and other key individuals who perform services for the Company stock options, stock appreciation rights and restricted stock that the Board of Directors or a duly appointed committee thereof deems to be consistent with the purposes of the 1994 Plan. Options to purchase 137,000 shares of Common Stock at an exercise price of $9.00 per share are outstanding at July 31, 1994.

       The Company also approved the establishment of the 1994 Director Stock Plan ("the 1994 Director Plan") and reserved 50,000 shares of Common Stock for issuance under the 1994 Director Plan. The 1994 Director Plan provides solely for the award of non-qualified stock options to Directors who are not employees of the Company or affiliates of Kohlberg & Co., L.P. Each eligible director will be awarded 2,500 stock options upon such director's election or reelection to the Board of Directors. Each such award will be at fair market value on the date of the grant. Options become exercisable six months after the date of the grant and generally expire five years following the date of the grant. Options to purchase an aggregate of 7,500 shares of Common Stock at an exercise price of $11.25 per share are outstanding.

       There are no Shares of Preferred Stock outstanding.

       The Company entered into a fee agreement with Kohlberg at the time of the closing of the sale of the Common Stock to Kohlberg pursuant to the Stock Purchase Agreement. Under the Fee Agreement, Kohlberg will provide such advisory and management services to the Company and its subsidiaries as the Board of Directors reasonably requests. The Company paid Kohlberg a fee of $2,000,000 on August 12, 1993. In addition, in consideration of the services being provided, the Company pays Kohlberg a fee of $43,435 per quarter at the beginning of each quarter. Kohlberg, but not the Company, will be able to terminate the Fee Agreement at any time, and it will terminate automatically on the earlier of either the end of the fiscal year in which Kohlberg's percentage interest in the outstanding Common Stock falls below 25% or the tenth anniversary of the 1992 Investment.

       The Company paid management fees of $75,000 and $36,000 to certain former Class B Stockholders for the fiscal years ended July 31, 1993 and 1992, respectively. No such fees were incurred in fiscal 1994.


  8.   COMMITMENTS AND CONTINGENCIES

       At July 31, 1994, the Company has commitments for capital expenditures of approximately $23,111,000. The major expenditures committed to include approximately $6,700,000 for improvements to the primary facility and $5,600,000 for a new mesh facility for our wire products group.

       There are various claims and legal proceedings arising in the normal course of business pending against or involving the Company wherein monetary damages are sought. These claims and proceedings are generally covered by insurance, and it is management's opinion that the Company's liability, if any, under such claims or proceedings would not materially affect its financial position or results of operations.

       A wrongful death action against the Company is pending in the 113th Judicial District Court of Harris County, Texas. The action stems from the death of an employee at the Company's Houston Facility. Defense of this action is currently being provided by the Company's insurers. The Company's insurance carriers will not make a determination regarding coverage until this action is settled; however, the Company believes that losses arising from the complaint, if any, will be covered by the Company's insurance carriers. The Company has not provided an accrual for these losses as the outcome cannot be predicted at this time.

       The Company is subject to a broad range of federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and/or hazardous wastes and the remediation of contamination associated with releases of hazardous substances.

       Primarily because the melting process at the Sterling Operations produces dust that contains lead and cadmium, the Company is classified, in the same manner as other similar steel mills in its industry, as a generator of hazardous waste.

       The Company believes that it is currently in substantial compliance with applicable environmental requirements and does not anticipate the need to make substantial expenditures for environmental control measures during fiscal 1995. Nevertheless, as is the case with steel producers in general, if a release of hazardous substances located on the Company's property or used in general in the conduct of the Company's business occurs, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability and remedial cost could be material.

  9.  QUARTERLY SALES AND EARNINGS DATA  (Unaudited)

       The following information is for the years ended July 31, 1994 and 1993:

                                                        Quarter Ended
                             -------------------------------------------------------------------
                              October        January        April          July        Total for
                                31             31             30            31         the Year
                              --------       --------      --------      --------      ---------
                                       (In thousands of dollars except per share data)
  1994
  ----
  Net sales                   $156,043       $140,247      $150,356      $156,963       $603,609
  Gross profit (1)              16,845         14,841        13,716        17,506         62,908
  Net income                     3,242          1,671         1,660         3,437       $ 10,010
  Net income per share        $    .13       $    .07      $    .06      $    .14       $    .40

  1993
  ----
  Net sales                   $130,660       $115,829      $141,923      $150,798       $539,210
  Gross profit                  13,859         13,061        15,777        12,391         55,088
  Income (loss) before
   extraordinary item and
   cumulative effect of
   accounting change              (493)          (481)        2,017        (2,565)        (1,522)
  Extraordinary items (2)                                                  (6,395)        (6,395)
  Cumulative effect of
   accounting change           (39,778)                                                  (39,778)
  Net income (loss)            (40,271)          (481)        2,017        (8,960)       (47,695)

  Income (loss) before
   extraordinary item and
   cumulative effect of
   accounting change
   per share                  $   (.02)      $   (.03)     $    .11      $   (.15)      $   (.09)
  Extraordinary item
   per share                                                             $ (  .34)      $   (.34)
  Cumulative effect of
   accounting change
   per share                  $  (2.19)                                                 $  (2.19)
  Net income (loss)
   per share                  $  (2.21)      $   (.03)     $    .11      $   (.49)      $  (2.62)

  Notes:
  (1) Gross profit is defined here as net sales less cost of goods sold excluding depreciation.

  (2) As a result of the Recapitalization, the Company recorded an extraordinary loss related to the early retirement of debt.

                       REPORT OF INDEPENDENT ACCOUNTANTS

  To the Board of Directors and Shareholders of Northwestern Steel and Wire Company

       Our report on the consolidated financial statements of Northwestern Steel and Wire Company and Subsidiaries is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index included in Item 14 of this Form 10-K.

       In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                       COOPERS & LYBRAND L.L.P.


  Chicago, Illinois
  September 16, 1994

                                                                      Schedule V

                      NORTHWESTERN STEEL AND WIRE COMPANY

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

               FOR THE YEARS ENDED JULY 31, 1994, 1993 AND 1992


                           (In thousands of dollars)


                                Balance at                                        Balance
                                Beginning     Additions    Sales And              at Close
       Classification           of Period      at Cost    Retirements   Other     of Period
- ---------------------------     ----------    ---------   -----------   -----    ----------
FOR THE YEAR ENDED
 JULY 31, 1994
    Land                         $  5,522      $    37       $   -      $   -     $  5,559
    Buildings                      29,206          142                    163       29,511
    Machinery and equipment       277,671       18,969        (106)       200      296,734
    Construction in progress          233        3,782                   (363)       3,652
                                 --------      -------       -----      -----     --------
                                 $312,632      $22,930       $(106)         0     $335,456
                                 ========      =======       =====      =====     ========

FOR THE YEAR ENDED
 JULY 31, 1993
    Land                         $  5,522      $     -       $   -      $   -     $  5,522
    Buildings                      29,030          176                              29,206
    Machinery and equipment       265,981       11,862        (172)                277,671
    Construction in progress            -          233                                 233
                                 --------      -------       -----      -----     --------
                                 $300,533      $12,271       $(172)         -     $312,632
                                 ========      =======       =====      =====     ========

FOR THE YEAR ENDED
 JULY 31, 1992
    Land                         $  5,524      $     -       $  (2)     $   -     $  5,522
    Buildings                      28,980           50                              29,030
    Machinery and equipment       258,360        7,071                    550      265,981
    Construction in progress          550                                (550)           -
                                 --------      -------       -----      -----     --------
                                 $293,414      $ 7,121       $  (2)     $   -     $300,533
                                 ========      =======       =====      =====     ========

                                                                  Schedule VI

                      NORTHWESTERN STEEL AND WIRE COMPANY

            SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION, AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

               FOR THE YEARS ENDED JULY 31, 1994, 1993 AND 1992


                           (In thousands of dollars)


                                  Balance at             Charged                Retirements,           Balance
                                  Beginning            To Costs and            Renewals and           at Close
       Classification             of Period              Expenses              Replacements           of Period
- ---------------------------     ------------           ------------            -------------        ------------
FOR THE YEAR ENDED
 JULY 31, 1994
    Buildings                    $   4,905              $   1,041               $       -            $    5,946
    Machinery and equipment         91,212                 21,164                     (44)              112,332
                                  ----------             ----------              -----------          ----------
                                 $  96,117              $  22,205               $     (44)           $  118,278
                                  ==========             ==========              ===========          ==========

FOR THE YEAR ENDED
 JULY 31, 1993
    Buildings                    $   3,866              $   1,039               $       -            $    4,905
    Machinery and equipment         70,497                 20,887                    (172)               91,212
                                  ----------             ----------              -----------          ----------
                                 $  74,363              $  21,926               $    (172)           $   96,117
                                  ==========             ==========              ===========          ==========

FOR THE YEAR ENDED
 JULY 31, 1992
    Buildings                    $   2,795              $   1,071               $       -            $    3,866
    Machinery and equipment         49,486                 21,011                                        70,497
                                  ----------             ----------              -----------          ----------
                                 $  52,281              $  22,082               $       -            $   74,363
                                  ==========             ==========              ===========          ==========

                                                                 SCHEDULE VIII

                      NORTHWESTERN STEEL AND WIRE COMPANY

              SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED JULY 31, 1994, 1993 AND 1992


                           (In thousands of dollars)

                                                           Charged
                                    Balance At            To Costs                                      Balance at
                                    Beginning                and                                          End of
       Description                  of Period              Expenses               Deductions              Period
- ---------------------------       ------------           ------------            -------------        --------------
Allowance for doubtful accounts:

FOR THE YEAR
 ENDED JULY 31, 1994               $   1,000              $      91               $     (91)           $    1,000
                                    ==========             ==========              ===========          ==========

FOR THE YEAR
 ENDED JULY 31, 1993               $   1,500              $     135               $    (635)           $    1,000
                                    ==========             ==========              ===========          ==========

FOR THE YEAR
 ENDED JULY 31, 1992               $   1,000              $     788               $    (288)           $    1,500
                                    ==========             ==========              ===========          ==========

Inventory valuation allowance:

FOR THE YEAR
 ENDED JULY 31, 1994               $     809              $       -               $    (119)           $      690
                                    ==========             ==========              ===========          ==========

FOR THE YEAR
 ENDED JULY 31, 1993               $     665              $     144               $       -            $      809
                                    ==========             ==========              ===========          ==========

FOR THE YEAR
 ENDED JULY 31, 1992               $   1,982              $       -               $  (1,317)           $      665
                                    ==========             ==========              ===========          ==========

                                                                 SCHEDULE X


                      NORTHWESTERN STEEL AND WIRE COMPANY

           SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

               FOR THE YEARS ENDED JULY 31, 1994, 1993 AND 1992


                           (In thousands of dollars)


            Description                    Charged to Costs and Expenses
- ----------------------------------    --------------------------------------

                                          1994            1993        1992
                                       ----------      ---------    --------
Maintenance and repairs                 $58,921         $56,458      $49,158
Taxes, other than income taxes:
  Payroll taxes                           8,798           7,621        6,946
  Other state and local taxes             2,864           2,637        2,011

NOTE:   Royalty expense, advertising costs and
          depreciation and amortization of intangible assets during the years ended July 31, 1994, 1993 and 1992 were not significant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NORTHWESTERN STEEL AND WIRE COMPANY



                            By:/s/ Robert N. Gurnitz
                            ------------------------
                            Robert N. Gurnitz
                            Chairman of the Board,
                            President and Chief Executive
                            Officer



  Date:  October 25, 1994

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     Signatures                      Title                      Date
     ----------                      -----                      ----
  /s/ Robert N. Gurnitz       Chairman of the Board,
  ---------------------       President, Chief
  Robert N. Gurnitz           Executive Officer,
                              Principal Executive
                              Officer and Director
                                                            October 25, 1994


  /s/ Edward G. Maris         Senior Vice President
  -------------------         Chief Financial Officer,
  Edward G. Maris             Secretary and Treasurer,
                              Principal Financial
                              and Accounting Officer
                                                            October 25, 1994


  /s/ William F. Andrews
  ----------------------
  William F. Andrews          Director                      October 25, 1994


  /s/ Kim G. Davis
  ----------------
  Kim G. Davis                Director                      October 25, 1994


  /s/ Darius W. Gaskins, Jr.
  --------------------------
  Darius W. Gaskins, Jr.      Director                     October 25, 1994

  /s/ James A. Kohlberg       Director                      October 25, 1994
  ---------------------
  James A. Kohlberg


  /s/ Jerome Kohlberg Jr.
  -----------------------
  Jerome Kohlberg Jr.         Director                      October 25, 1994


  /s/ Christopher Lacovara    Director                      October 25, 1994
  ------------------------
  Christopher Lacovara


  /s/ George W. Peck, IV      Director                      October 25, 1994
  ----------------------
  George W. Peck, IV


  /s/ Richard F. Williams     Director                      October 25, 1994
  -----------------------
  Richard F. Williams

                                 EXHIBIT INDEX


EXHIBIT                                          INCORPORATED BY REFERENCE
NUMBER                 DESCRIPTION                   TO OTHER DOCUMENT
- -------                -----------               -------------------------
 2.1            Stock Purchase Agreement     Current Report on Form 8-K dated
                dated as of July 27, 1992    July 27, 1992, File No. 1-4288,
                between the Company and      Exhibit 2.1
                KNSW

 2.2            Management Subscription      Current Report on Form 8-K dated
                Agreement dated as of July   August 12, 1992, File No. 1-4288,
                27, 1992 between the         Exhibit 2.3
                Company and the management
                investors named therein
                (the "Management
                Investors")

 3.1            Second Amended and           Annual Report on Form 10-K for the
                Restated Articles of         fiscal year ended July 31, 1992,
                Incorporation of the         File No. 1-4288, Exhibit 3.1
                Company dated as of August
                12, 1992

 3.2            Amended and Restated         Annual Report on Form 10-K for the
                By-Laws of the Company       fiscal year ended July 31, 1992,
                                             File No. 1-4288, Exhibit 3.2

 4.1            Articles Four through        See Exhibit 3.1 above
                Eight and Eleven of the
                Second Amended and
                Restated Articles of
                Incorporation of the
                Company dated as of August
                12, 1992

 4.2            Articles II, VII, IX and     See Exhibit 3.2 above
                XIII of the amended and
                Restated By-Laws of the
                Company

 4.3            Management Subscription      See Exhibit 2.2 above
                Agreement dated as of July
                27, 1992 between the
                Company and Management
                Investors

 4.6            Fourth Amendment dated as    Quarterly Report on Form 10-Q for
                of March 2, 1994 to the      the quarterly period ended April
                Amended and Restated         30, 1994.  File No. 1-4288,
                Credit Agreement             Exhibit 4.1

 4.4            Amended and Restated         Current Report on Form 8-K dated
                Credit Agreement dated as    August 12, 1992, File No. 1-4288,
                of August 16, 1988, as       Exhibit 2.4
                amended and restated as of
                July 27, 1992, among the
                Company (as successor, by
                merger, to NW Acquisition
                Corporation), Northwestern
                Steel and Wire Company
                (formerly known as H/N
                Steel Company, Inc.), the
                Lenders named therein and
                Chemical Bank, as Agent
                (the "Amended and Restated
                Credit Agreement")

 4.5            Revolving Credit Note        Annual Report on Form 10-K for the
                dated June 22, 1989 from     fiscal year ended July 31, 1989,
                the Company and H/N Steel    File No. 1-4288, Exhibit 19.1
                Company, Inc. to Chemical
                Bank as agent under the
                Amended and Restated
                Credit Agreement

 4.6            Rollover Term Note dated     Annual Report on Form 10-K for the
                June 22, 1989 from the       fiscal year ended July 31, 1989,
                Company and H/N Steel        File No. 1-4288, Exhibit 19.2
                Company, Inc. to Chemical
                Bank as agent under the
                Amended and Restated
                Credit Agreement

 4.9            Form of Revolving Credit     Annual Report on Form 10-K for the
                Notes dated June 22, 1989    fiscal year ended July 31, 1992,
                as amended as of July 27,    File No. 1-4288, Exhibit 4.11
                1992 from the Company and
                Northwestern Steel and
                Wire Company (formerly H/N
                Steel Company, Inc.), a
                Texas corporation, to
                lenders under the Amended
                and Restated Credit
                Agreement

 4.10           Form of Rollover Term        Annual Report on Form 10-K for the
                Notes dated June 22, 1989    fiscal year ended July 31, 1992,
                as amended as of July 27,    File No. 1-4288, Exhibit 4.12
                1992 from Northwestern
                Steel and Wire Company and
                Northwestern Steel and
                Wire Company (formerly H/N
                Steel Company, Inc.), a
                Texas corporation, to
                lenders under the Amended
                and Restated Credit
                Agreement

 4.13           Mortgage, Security           Annual Report on Form 10-K for the
                Agreement and Assignment     fiscal year ended July 31, 1989,
                of Rents dated as of         File No. 1-4288, Exhibit 19.5
                August 16, 1988 from the
                Company to Chemical Bank
                as collateral agent

 4.14           Agreement of Modification    Annual Report on Form 10-K for the
                of Mortgage, Security        fiscal year ended July 31, 1989,
                Agreement and Assignment     File No. 1-4288, Exhibit 19.6
                of Rents dated as of June
                21, 1989 between the
                Company and Chemical Bank
                as collateral agent

 4.15           Deed of Trust, Security      Annual Report on Form 10-K for the
                Agreement and Assignment     fiscal year ended July 31, 1989,
                of Leases and Rents dated    File No. 1-4288, Exhibit 19.7
                as of June 21, 1989 from
                H/N Steel Company, Inc. to
                David W. Hannah, Jr. as
                Trustee for the benefit of
                Chemical Bank as
                collateral agent

 4.16           Amended and Restated         Annual Report on Form 10-K for the
                Security Agreement dated     fiscal year ended July 31, 1989,
                as of August 16, 1989        File No. 1-4288, Exhibit 19.8
                among the Company, H/N
                Steel Company, Inc. and
                Chemical Bank as
                collateral agent

 4.17           Second Amendment dated as    Annual Report on Form 10-K for the
                of August 12, 1992 to        fiscal year ended July 31, 1992,
                Mortgage, Security           File No. 1-4288, Exhibit 4.19
                Agreement and Assignment
                of Rents dated as of
                August 16, 1988 and
                amended as of June 21,
                1989 from the Company to
                Chemical Bank collateral
                agent

 4.18           Amendment dated as of        Annual Report on Form 10-K for the
                August 12, 1992 to Deed of   fiscal year ended July 31, 1992,
                Trust, Security Agreement    File No. 1-4288, Exhibit 4.20
                and Assignment of Rents
                and Leases dated as of
                June 21, 1989 from
                Northwestern Steel and
                Wire Company (formerly H/N
                Steel Company, Inc.), a
                Texas corporation, to
                David W. Hannah, Jr. as
                Trustee for the benefit of
                Chemical Bank as
                collateral agent

 4.19           Collateral Assignment of     Annual Report on Form 10-K for the
                and Ratification of          fiscal year ended July 31, 1992,
                Security Interest in         File No. 1-4288, Exhibit 4.21
                Intellectual property
                Rights dated as of August
                12, 1992 by and among the
                Company, Northwestern
                Steel and Wire Company
                (formerly known as H/N
                Steel Company, Inc.), a
                Texas corporation, and
                Chemical Bank as
                collateral agent

 4.20           Pledge Agreement dated as    Annual Report on Form 10-K for the
                of June 21, 1989 between     fiscal year ended July 31, 1989,
                the Company and Chemical     File No. 1-4288, Exhibit 19.9
                Bank as collateral agent

 4.21           Amended and Restated         Annual report on Form 10-K for the
                Lockbox Agreement dated as   fiscal year ended July 31, 1989,
                of June 21, 1989 between     File No. 1-4288, Exhibit 19.10
                the Company, H/N Steel
                Company, Inc. and Chemical
                Bank as collateral agent
                for certain lenders under
                the Amended and Restated
                Credit Agreement and
                American National Bank and
                Trust Company of Chicago

 4.22           Collateral Assignment        Annual Report on Form 10-K for the
                dated as of June 21, 1989    fiscal year ended July 31, 1989.
                between H/N Steel Company    file No. 1-4288, Exhibit 19-11
                and Chemical Bank as
                collateral agent

 4.23           Guarantee Agreement dated    Annual Report on Form 10-K for the
                as of September 25, 1990     fiscal year ended July 31, 1990,
                between Northwestern Steel   File No. 1-4288, Exhibit 4.24
                and Wire Company, a
                Delaware corporation, and
                the lenders named in the
                Amended and Restated
                Credit Agreement

 4.24           Second Amendment to          Registration Statement No.
                Amended and Restated         33-60716, Exhibit 4.37
                Credit Agreement dated as
                of April 15, 1993

 4.25           Form of Indenture dated as   Registration Statement No.
                of 1993, between the         33-60766, Exhibit 4.38
                Company and Continental
                Bank, National
                Association, as Trustee
                (including form of Senior
                Note)

 4.26           Northwestern Steel and       Rule 13e-3 Transaction Statement,
                Wire Company Employee        File No. 5-10871, Exhibit
                Stock Ownership Plan         17(c)(vii)

 4.27           Amendment No. 1 to ESOP      Annual Report on Form 10-K for the
                dated March 29, 1990         fiscal year ended July 31, 1992,
                                             File No. 1-4288, Exhibit 19.1

 4.28           Amendment No. 2 to ESOP      Annual Report on Form 10-K for the
                effective as of August 1,    fiscal year ended July 31, 1992,
                1990                         File No. 1-4288, Exhibit 19.2

 4.29           Amendment No. 3 to ESOP      Annual Report on Form 10-K for the
                effective as of January 1,   fiscal year ended July 31, 1992,
                1992                         File No. 1-4288, Exhibit 19.3

 4.30           Amendment No. 4 to the       Annual Report on Form 10-K for the
                Northwestern Steel and       fiscal year ended July 31, 1992,
                Wire Company Employee        File No. 1-4288, Exhibit 4.27
                Stock Ownership Plan
                effective as of August 12,
                1992

10.1            Employment Agreement         Annual Report on Form 10-K for the
                between Robert N. Gurnitz    fiscal year ended July 31, 1991,
                and the Company dated as     File No. 1-4288, Exhibit 10.1
                of November 29, 1990

10.2            Employment Agreement         Annual Report on Form 10-K for the
                between John C. Meyer and    fiscal year ended July 31, 1992,
                the Company effective        File No. 1-4288, Exhibit 10.2
                February 10,1992

10.3            Form of Employment           Annual Report on Form 10-K for the
                Agreement between certain    fiscal year ended July 31, 1988,
                members of Senior            File No. 1-4288, Exhibit 10.3
                Management and the Company
                dated as of August 16, 1988

10.6            Amendment to Employment      Annual Report on Form 10-K for the
                Agreement between Edward     fiscal year ended July 31, 1991,
                G. Maris and the Company     File No. 1-4288, Exhibit 10.5
                dated as of August 12, 1991

10.8            Amendment to Employment      Annual Report on Form 10-K for the
                Agreement between David C.   fiscal year ended July 31, 1991,
                Oberbillig and the Company   File No. 1-4288, Exhibit 10.7
                dated as of August 13, 1991

10.9            Amendment to Employment      Annual Report on Form 10-K for the
                Agreement between Robert     fiscal year ended July 31, 1991,
                W. Martin and the Company    File No. 1-4288, Exhibit 10.8
                dated as of August 9, 1991

10.12           Amendment to Employment      Annual Report on Form 10-K for the
                Agreement between Gerald     fiscal year ended July 31, 1991,
                T. Shinville and the         File No. 1-4288, Exhibit 10.11
                Company dated as of August
                14, 1991

10.15           Indemnification Agreement    Annual Report on Form 10-K for the
                between former directors     fiscal year ended July 31, 1988,
                of the Company and the       File No. 1-4288, Exhibit 10.3
                Company dated as of August
                16, 1988

10.16           Form of Indemnification      Annual Report on Form 10-K for the
                Agreements dated April,      fiscal year ended July 31, 1992,
                1992 between the Company     File No. 1-4288, Exhibit 10.16
                and its directors

10.17           Form of Indemnification      Annual Report on Form 10-K for the
                Agreements dated May 29,     fiscal year ended July 31, 1992,
                1992 between the Company     File No. 1-4288, Exhibit 10.17
                and members of the
                Administrative Committee
                of the ESOP

10.18           Form of Amendments of        Annual Report on Form 10-K for the
                Indemnification Agreements   fiscal year ended July 31, 1992,
                dated as of July 23, 1992    File No. 1-4288, Exhibit 10.18
                between the Company and
                members of the
                Administrative Committee
                of the ESOP

10.19           Form of Deferred             Annual Report on Form 10-K for the
                Compensation Agreement       fiscal year ended July 31, 1989,
                                             File No. 1-4288, Exhibit 10.5

10.20           Northwestern Steel and       Annual Report on Form 10-K for the
                Wire Company Management      fiscal year ended July 31, 1992,
                Stock Option Plan            File No. 1-4288, Exhibit 10.20
                effective August 12, 1992

10.21           Form of Management Stock     Annual Report on Form 10-K for the
                Option Agreement dated as    fiscal year ended July 31, 1992,
                of August 12, 1992           File No. 1-4288, Exhibit 10.21

10.22           Fee Agreement dated as of    Annual Report on Form 10-K for the
                August 12, 1992 between      fiscal year ended July 31, 1992,
                the Company and Kohlberg     File No. 1-4288, Exhibit 10.22

10.23           1994 Long Term Incentive     Registration  Statement on Form
                Plan                         S-8 and Form S-3, No. 33-53471,
                                             Exhibit 4(d)

10.24           1994 Director Stock Option   Registration Statement on Form S-8
                Plan                         and Form  S-3, No. 33-53471,
                                             Exhibit 4(e)

11.1            Computation of Income
                (Loss) per share

22.1            The Company has two
                subsidiaries:
                Northwestern Steel and
                Wire Company (formerly H/N
                Steel Company, Inc.), a
                Texas corporation, and
                Northwestern Steel and
                Wire Company, a Delaware
                corporation

24              Consent of Coopers &
                Lybrand