Form 10-K/A
period 1994-07-31
NORTHWESTERN STEEL & WIRE CO
filed 1994-11-04
CIK 73093

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

                      AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12, 13, OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      NORTHWESTERN STEEL AND WIRE COMPANY

                                AMENDMENT NO. 1



    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 1994 on Form 10-K as set forth in the pages attached hereto;

    Item 8 Financial Statements and Supplemental Data Footnote 4 - Debt and Credit Arrangements
                                   (market value of total debt
                                   recorded for fiscal 1994 on
                                   page F-13)

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Northwestern Steel and Wire Company
                               -----------------------------------
                                           (Registrant)

                               By
                                  --------------------------------
                                  Edward G. Maris
                                  Chief Financial Officer



- ----------
  (Date)

                       CONSENT OF INDEPENDENT ACCOUNTANTS



       We consent to the incorporation by reference in the Registration Statements of Northwestern Steel and Wire Company on Form S-8 (File No. 33-56412, 33-67788 and 33-53471) of our report dated September 16, 1994 on our audits of the consolidated financial statements and financial statement schedules of Northwestern Steel and Wire Company as of July 31, 1994 and 1993 and for the years ended July 31, 1994, 1993 and 1992, which report is included in this amended annual report on Form 10-K/A.



                                       COOPERS & LYBRAND L.L.P.



  Chicago, Illinois

  November 3, 1994

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


4.  DEBT AND CREDIT ARRANGEMENTS
                                                    Interest
                                 1994       1993      Rate
                               --------   --------  --------
                                       (In thousands)
Credit Agreement:
     Rollover Term Loan        $ 44,503   $ 42,356   13.1%
     Revolver Loan                    -          -    8.75%    Variable
Deferred Financing Fee            6,818      6,397    8.44%    Variable
9.5% Senior Notes due
 2001, net of discount          114,320    114,221    9.5%
Other notes payable               1,391      1,347    3.0%
                               --------   --------
                                167,032    164,321
Less Current Portion                 90         87
                               --------   --------
                               $166,942   $164,234
                               ========   ========

Market value of total debt     $164,281   $181,253
                               ========   ========


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

23              Consent of Coopers &
                Lybrand