Form 10-Q
period 1994-10-31
NORTHWESTERN STEEL & WIRE CO
filed 1994-12-15
CIK 73093

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 31, 1994

                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission file number 1-4288



                      NORTHWESTERN STEEL AND WIRE COMPANY
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)

              Illinois                   36-1562920
________________________________________________________________________________
  (State or other jurisdiction of     (I.R.S. Employer
   incorporation or organization)    Identification No.)

                 121 Wallace Street, Sterling, Illinois   61081
________________________________________________________________________________
                (Address of principal executive office) (Zip Code)


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

Number of shares of common stock outstanding as of December 9, 1994:

          Common Stock 24,769,926 shares
          (includes 420,014 treasury shares)


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                  (in thousands of dollars except share data)

                                                         October 31,  July 31,
                                                            1994        1994
                                                         -----------  --------
                                                         (Unaudited)
                                    ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                $  9,402    $ 12,817
 Receivables, less allowance of $1,000                      55,208      57,276
 Deferred income taxes                                       7,402       7,402
 Other assets                                                5,146       6,822
                                                          --------    --------
                                                            77,158      84,317
                                                          --------    --------
   Inventories, at lower of cost or market:
     Finished products                                      36,027      39,719
     Semi-finished products                                 33,675      25,633
     Raw materials and supplies                             22,533      19,330
                                                          --------    --------
                                                            92,235      84,682
                                                          --------    --------
       Total current assets                                169,393     168,999
                                                          --------    --------

PLANT AND EQUIPMENT, at cost                               342,278     335,456
  Accumulated depreciation                                 123,899     118,278
                                                          --------    --------
  Net plant and equipment                                  218,379     217,178
                                                          --------    --------

DEFERRED FINANCING COSTS                                     6,571       6,877
ORGANIZATIONAL AND PRE-OPERATING COSTS                         842       1,122
                                                          --------    --------

       Total assets                                       $395,185    $394,176
                                                          ========    ========


                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                         $ 64,189    $ 67,112
 Accrued expenses                                           24,207      22,880
 Current portion of long term debt                           1,664          90
                                                          --------    --------
       Total current liabilities                            90,060      90,082

LONG TERM DEBT                                             162,954     166,942
DEFERRED EMPLOYEE BENEFIT OBLIGATIONS                       79,658      79,246
DEFERRED INCOME TAXES                                        7,402       7,402
                                                          --------    --------
       Total liabilities                                   340,074     343,672
                                                          --------    --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, par value $.01 per share; outstanding
   24,764,801 and 24,715,022 shares, respectively          123,444     123,098
  Retained earnings (deficit)                              (48,438)    (52,699)
  Minimum pension liability                                (14,572)    (14,572)
  Treasury shares, at cost; 420,014 shares of common stock  (5,323)     (5,323)
       Total shareholders' equity                         --------    --------
                                                            55,111      50,504
                                                          --------    --------
       Total liabilities and shareholders' equity         $395,185    $394,176
                                                          ========    ========

                  The accompanying notes are an integral part
              of the unaudited consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME





                                                              Three Months Ended
                                                                  October 31,
                                                         ---------------------------
                                                             1994            1993
                                                                 (Unaudited)
                                                           (in thousands of dollars
                                                          except per share data and
                                                                tonnage data)
Net sales                                                  $153,546      $156,043
                                                           --------      --------

Cost and operating expenses:
   Cost of goods sold (excluding depreciation)              134,350       139,198
   Depreciation                                               5,621         5,371
   Selling and administrative                                 2,800         2,617
                                                           --------      --------
     Total cost and operating expenses                      142,771       147,186
                                                           --------      --------

Operating profit                                             10,775         8,857
                                                           --------      --------

Other income and expenses:
   Interest expense                                           4,757         4,694
   Interest and other income                                    (68)          (92)
                                                           --------      --------
     Total other income and expenses                          4,689         4,602
                                                           --------      --------

Income before income taxes                                    6,086         4,255
Provision for income taxes                                    1,825         1,013
                                                           --------      --------

Net income                                                 $  4,261      $  3,242
                                                           ========      ========


Net income per share                                       $   0.17      $   0.13
                                                           ========      ========


Net tons shipped                                            415,675       442,950
                                                           ========      ========






                  The accompanying notes are an integral part
              of the unaudited consolidated financial statements



                      NORTHWESTERN STEEL AND WIRE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   For the Three Months Ended
                                                                           October 31,
                                                                 -----------------------------
                                                                    1994               1993
                                                                 -----------        ----------
                                                                          (Unaudited)
                                                                   (In thousands of dollars)
Cash Flow From Operations:
  Net income                                                       $ 4,261           $  3,242
  Depreciation                                                       5,621              5,371
  Amortization of deferred financing costs and debt discount           506                528
  Amortization of organizational and pre-operating costs               280                280
  Decrease (increase) in receivables                                 2,068            (11,323)
  (Increase) decrease in inventories                                (7,553)             5,949
  Decrease (increase) in other current assets                        1,676             (1,594)
  Increase in deferred employee benefits                               412                620
  Decrease in accounts payable and accrued expenses                 (1,596)            (8,672)
  Deferred interest due at maturity                                     15                575
                                                                   -------           --------
Net cash provided by (used in) operations                            5,690             (5,024)
                                                                   -------           --------

Cash Flows Used in Investing Activities:
  Capital expenditures                                              (6,822)            (3,683)
                                                                   -------           --------
Net cash used in investing activities                               (6,822)            (3,683)
                                                                   -------           --------

Cash Flows From Financing Activities:
  Payment of long term debt and repayment on revolver loans         (2,628)           (17,121)
  Issuance of long term debt and borrowings under revolver loans       -               25,289
  Proceeds from issuance of Common Stock and contributed capital       345                 99
  Costs related to the issuance of Common Stock                        -                 (137)
                                                                   -------           --------
Net cash (used in) provided by financing activities                 (2,283)             8,130
                                                                   -------           --------

  Decrease in cash and cash equivalents                             (3,415)              (577)

Cash and Cash Equivalents:
  Beginning of period                                               12,817              1,773
                                                                   -------           --------
  End of period                                                    $ 9,402           $  1,196
                                                                   =======           ========


Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
  Interest                                                         $ 1,525           $    920
  Income taxes                                                           -                 17







                  The accompanying notes are an integral part
              of the unaudited consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


(1)  COMPANY STRUCTURE

     The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. The Company has two wholly-owned subsidiaries:
(i) Northwestern Steel and Wire Company, a Texas corporation ("NSW - Texas"), which operates the Company's Houston rolling and finishing mill; and (ii) Northwestern Steel and Wire Company, a Delaware corporation ("NSW- Delaware"), which provides administrative services to the Company and NSW - Texas for which it receives payment from the Company. All significant intercompany accounts and transactions have been eliminated. The Company operates in one business segment, producing steel and steel products.

(2)  INTERIM ACCOUNTING POLICIES

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information included herein not misleading. The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

     In the opinion of management, the unaudited consolidated financial statements of the Company included herein contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 31, 1994, and the results of operations and cash flows for the three month ended October 31, 1994 and 1993. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The balance sheet as of July 31, 1994 has been derived from the Company's audited historical financial statements.

(3)  EMPLOYEE BENEFITS

     The Company provides pension benefits to substantially all hourly and salaried employees under noncontributory plans. The pension costs are funded by the Company in accordance with the requirements of ERISA. The estimated costs of the pension benefits are recognized based on annual cost determinations performed by the Company's independent actuarial firm.

     The Company also provides postretirement welfare benefits (life insurance and medical) to substantially all its retired employees. These benefits are accounted for in accordance with Statement of

Financial Accounting Standards ("SFAS") No. 106. The plan is unfunded and the Company pays for benefits on a current basis. The estimated costs of the postretirement benefits are recognized based on annual cost determinations performed by the Company's independent actuarial firm.

(4)  SHAREHOLDERS' EQUITY

     As of October 31, 1994, certain salaried and hourly employees purchased 153,624 shares of Common Stock pursuant to the exercise of options granted on August 12, 1992 under the Employee Stock Purchase and Option Plan at an exercise price of $4.00 per share. Options to purchase 47,071 shares of Common Stock at an exercise price of $4.00 per share remain outstanding under the Employee Stock Purchase and Option Plan. Additionally, options granted on August 12, 1992 under the Management Stock Option Plan aggregate 755,000 shares of Common Stock at an exercise price of $4.00 per share and 37,500 shares of Common Stock at an exercise price of $9.88 per share.

     During fiscal 1994, the Company approved the establishment of the 1994 Long-Term Incentive Plan (the "1994 Plan") and reserved 1,250,000 shares of Common Stock for issuance under the 1994 Plan. The 1994 Plan provides for the granting to key employees and other key individuals who perform services for the Company stock options, stock appreciation rights and restricted stock that the Board of Directors or a duly appointed committee thereof deems to be consistent with the purposes of the 1994 Plan. Options to purchase 137,000 shares of Common Stock at an exercise price of $9.00 per share are outstanding at October 31, 1994.

     During fiscal 1994, the Company also approved the establishment of the 1994 Director Stock Option Plan (the "1994 Director Plan") and reserved 50,000 shares of Common Stock for issuance under the 1994 Director Plan. The 1994 Director Plan provides solely for the award of non-qualified stock options to Directors who are not employees of the Company or affiliates of Kohlberg & Co., L.P. Each eligible director will be awarded 2,500 stock options upon such director's election or reelection to the Board of Directors. Each such award will be at fair market value on the date of the grant. Options become exercisable six months after the date of the grant and generally expire five years following the date of the grant. Options to purchase an aggregate of 7,500 shares of Common Stock at an exercise price of $11.25 per share are outstanding.

(5)  NET INCOME PER SHARE

     Per share amounts, as presented on the Consolidated Statements of Income, are based on the average shares outstanding of 25,084,965 and 25,125,647 for the three months ended October 31, 1994 and 1993, respectively. The average shares outstanding for each period include the dilutive impact of shares issued pursuant to the Company's Management Stock Option Plan and the Employee Stock Purchase and Option Plan, such shares being issued or issuable and such options granted within one year prior to the initial public offering.

(6)  DEBT AND CREDIT ARRANGEMENTS

     Long-term debt at October 31, 1994, consisted of the following:

                                         Principal    Interest
                                          Amount        Rate
                                         ---------    ---------
                                      (In Thousands)

Amended and Restated Credit Agreement
     Rollover Term Loan                  $ 41,912      13.1%
     Revolver Loan                              -       9.3%
Deferred Financing Fee                      6,992       8.9%
9.5% Senior Notes due 2001,
     Net of Discount                      114,345       9.5%
Other notes payable                         1,369       3.0%
                                         --------
                                          164,618
Less current portion                       (1,664)
                                         --------

                                         $162,954
                                         --------

     Chemical Bank and certain other lenders provided financing (as so amended, the "Senior Credit Facility") to the Company in the form of two remaining facilities: (i) a rollover term loan in the amount of $50 million and (ii) a revolving credit loan providing available borrowings up to $65 million. The revolving credit loan has a final maturity on May 9, 1997, but may be renewed on an annual basis thereafter with the unanimous approval of Chemical Bank and any other participating lenders. The interest rates indicated above are as of October 31, 1994.

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

     The rollover term loan is required to be repaid in quarterly installments beginning October 31, 1995, with final maturity on April 30, 1999. The Senior Credit Facility provides that the rollover term loan bears interest at a fixed annual rate of 13.07%, provided that, through July 31, 1994, interest on the term loan was required to be paid at a floating annual rate equal to the Alternate Base Rate (as defined in the Senior Credit Facility) plus 1.5% and, provided further, that the difference between interest accrued at the fixed annual rate of 13.07% and interest paid as described above was deferred monthly in arrears and added to the principal of the rollover term loan. Such deferred interest bears interest which is required to be paid monthly in arrears at a floating rate equal to the Alternate Base Rate plus 1.5%, and the deferred interest added to principal is required to be paid in full on the date of the final installment of principal of the rollover term loan. The Company is also required to prepay the rollover term loan, to the extent of excess cash flow on an annual basis (as defined in the Senior Credit Facility), which resulted in a prepayment of approximately $2,606,000 during the quarter ended October 31, 1994.

     The loans under the Senior Credit Facility are collateralized by a lien on substantially all of the Company's and its subsidiaries assets and all loans are cross-collateralized. The revolving credit loan under the Senior Credit Facility will be available to the extent that the Company satisfies certain borrowing base criteria. At October 31, 1994 additional borrowings of approximately $64,850,000 under the revolving credit facility were available to the Company.

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

     At October 31, 1994, $114,345,000 (net of unamortized discount of $655,000) of Senior Notes were outstanding. The Senior Notes earn interest at the rate of 9.5% per annum, payable semi-annually on June 15 and December 15. The Company will be required to redeem on June 15, 2001, the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. The Senior Notes may not be redeemed prior to June 15, 1997. On or after June 15, 1997, the Company may, at its option, redeem the Senior Notes in whole or in part at a premium plus accrued and unpaid interest. On or after June 15, 1999, the Company may redeem in whole or in part the Senior Notes at the aggregate principal amount plus accrued and unpaid interest.

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

(7)  INCOME TAX

     The Company estimates that annual income taxes will be incurred, thus the allocation of income tax to interim periods is required. The Company recorded an income tax provision by estimating the annual effective income tax rate and applied that rate to pretax income.

     The effective income tax rate for the Company varies from the Federal statutory tax rate due to permanent and temporary differences and the utilization of net operating loss carryforwards.

(8)  COMMITMENTS AND CONTINGENCIES

     At October 31, 1994, the Company had commitments for capital expenditures of approximately $28,979,000. The major expenditures committed to include approximately $5,600,000 for new mesh equipment for the wire products group and $12,700,000 for improvements to the primary facility. The improvements to the primary facility consist of a second ladle metallurgical station, a state-of-the-art high voltage transformer, a third set of low impedance electrical conductors and a neural control network.

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

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

Results of Operations

     Net sales for the Company were $153.5 million on shipments of 415,675 net tons for the three months ended October 31, 1994, compared to $156.0 million on shipments of 442,950 net tons for the three months ended October 31, 1993.
While sales for the Company's structural, rod and wire products increased, sales for the Company's lower margin semi-finished steel products decreased as the Company elected to build semi-finished steel inventories in support of an upcoming planned short term steelmaking outage for installation of recently purchased capital equipment.

     Steel shipments (tons) decreased 6% in the three-month period ended October 31, 1994 compared to the same period in the prior year due principally to a 45% decrease in semi-finished shipments.

     The Company experienced renewed pricing pressures in its principal raw material, steel scrap. These rising costs led to several price increases during the three months ended October 31, 1994 to the Company's customers. Due to these price increases, together with a richer product mix of shipments, the Company's net sales decreased less than 2% or $2.5 million for the three months ended October 31, 1994 compared to the same period in the prior year.

     Cost of goods sold, excluding depreciation, as a percentage of net sales for the three-month period ended October 31, 1994, decreased to 87% compared to 89% for same period in the prior year. This was achieved despite the escalation in scrap cost of over 6% in the quarter ended October 31, 1994 compared to the three-month period ended October 31, 1993. The continuing improvements in operating margins are the result of improved steelmaking efficiencies, record throughput in the rod mill, reduced wire products processing costs and increased selling prices.

     Selling and administrative expense was $2.8 million for the three months ended October 31, 1994 compared to $2.6 million for the three months ended October 31, 1993. The increase in selling and administrative expense is primarily due to increased sales commissions and increased expenditures for professional fees.

     Interest expense increased from $4.7 million for the three months ended October 31, 1993 to $4.8 million for the same period in the current year, primarily due to the increase in interest rates on the Company's variable rate debt.

     The provision for income taxes increased from $1.0 million for the three months ended October 31, 1993 to $1.8 million for the three months ended
October 31, 1994. The increase in the provision for income taxes is the result of a 43% increase in income before taxes, from $4.3 million for the three-month period ended October 31, 1993 to $6.1 million for the same period in the current year.

     For the foregoing reasons, the net income for the three months ended October 31, 1994 was $4.3 million or $0.17 per share, compared to $3.2 million or $0.13 per share for the three months ended October 31, 1993.


LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. Funds for the Company's operational needs have been provided from internally generated cash and through utilization of the Senior Credit Facility. As of October 31, 1994, the Company's consolidated total debt aggregated approximately $164.6 million (net of unamortized discount on the Senior Notes), of which approximately $163.0 million was classified as long term debt. The consolidated debt-to-equity ratio improved to 3.0:1 at October 31, 1994 compared to 3.3:1 at July 31, 1994. As of October 31, 1994, the Company had cash on hand of approximately $9.4 million and approximately $64.9 million available for borrowing under its existing revolving credit facility. The Company's current ratio remained unchanged at 1.9:1 at October 31, 1994 compared to July 31, 1994. The Company's increased financial and operating flexibility has enabled the it to better manage inventory levels which, when combined with the Company's enhanced product line, have enabled it to better serve its customers' needs.

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

     At October 31, 1994, the Company had commitments for capital expenditures of approximately $28,979,000. The major expenditures committed to include approximately $5,600,000 for new mesh equipment for the wire products group and $12,700,000 for improvements to the primary facility. The improvements to the primary facility consist of a second ladle metallurgical station, a state-of-the-art high voltage transformer, a third set of low impedance electrical conductors and a neural control network. The Company's fiscal 1995 capital program will total approximately $50 million. It is anticipated that this plan will be funded entirely through operating cash flow.

     As reported in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994 in "Item 3, Legal Proceedings," the Company is seeking a declaratory judgment in the Circuit Court of Cook County, Illinois that certain provisions of the state's recently amended workers' compensation regulations are unconstitutional. The effect of the recently amended regulations is to require the Company to increase the amount of security posted by the Company from $200,000 to $8.8 million to maintain the Company's right to self-insure its workers' compensation obligations. Upon the posting of a $400,000 bond, the Company obtained a temporary restraining order which effectively restrains the imposition of this increased security requirement and the ability of the Illinois Industrial Commission (the "Industrial Commission") to terminate the Company's self-insurer status, pending further order of the Circuit Court of Cook County. If the Company is unsuccessful in its challenge to the Industrial Commission's actions or regulations and is unable to post the required bond, the Company would be required under the Illinois law to obtain insurance for its workers' compensation claims. Insurance would be much more expensive than the Company's self-insurance plan or may be unavailable and obtaining a letter of credit under the Senior Credit Facility would reduce the Company's borrowing capacity.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     None

ITEM 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibit 11 - Computation of Income Per Share

          (b)  Exhibits -

          4.l Sixth Amendment dated as of October 7, 1994 to the Credit Agreement dated as of August 16, 1988, as amended and restated as of July 27, 1992, and as further amended among the Company, Northwestern Steel and Wire Company, a Texas corporation, the lenders party thereto and Chemical Bank, as Agent for the lenders.

         27    Financial Data Schedule

          (c) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1994.

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

                                       NORTHWESTERN STEEL AND WIRE COMPANY



                                       By     /s/ E. G. Maris             .
                                         ----------------------------------
                                         E. G. Maris, Senior Vice President,
                                         Chief Financial Officer
                                            (Principal Financial Officer)


December 15, 1994

                                 EXHIBIT INDEX


                                                  Prior Filing
                                                  or Sequential
Exhibit No.             Description               Page Number .
- -----------             -----------               -------------



   4.1        Sixth Amendment dated as of             _____
              October 7, 1994 to the Credit Agreement
              dated as of August 16, 1988, as
              amended and restated as of
              July 27, 1992, and as further
              amended among the Company,
              Northwestern Steel and Wire Company,
              a Texas corporation, the lenders
              party thereto and Chemical Bank,
              as Agent for the lenders.


    11        Computation of Income Per Share

    27        Financial Data Schedule