Form 10-Q
period 1995-01-31
NORTHWESTERN STEEL & WIRE CO
filed 1995-03-16
CIK 73093

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 1995

                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission file number 1-4288

                      NORTHWESTERN STEEL AND WIRE COMPANY
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                      36-1562920
- --------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

             121 Wallace Street, Sterling, Illinois       61081
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

Number of shares of common stock outstanding as of March 10, 1995:

     Common Stock 24,789,658 shares
     (includes 420,144 treasury shares)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                  (in thousands of dollars except share data)



                                                                January 31,   July 31,
                                                                    1995        1994
                                                                -----------   --------
                                                                (Unaudited)

                                  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $  9,108   $ 12,817
  Receivables, less allowance of $1,000                              51,086     57,276
  Deferred income taxes                                               7,402      7,402
  Other assets                                                        7,235      6,822
                                                                   --------   --------
                                                                     74,831     84,317
                                                                   --------   --------

  Inventories, at lower of cost or market:
    Finished products                                                35,969     39,719
    Semi-finished products                                           43,520     25,633
    Raw materials and supplies                                       22,338     19,330
                                                                   --------   --------
                                                                    101,827     84,682
                                                                   --------   --------
      Total current assets                                          176,658    168,999
                                                                   --------   --------
PLANT AND EQUIPMENT, at cost                                        350,812    335,456
  Accumulated depreciation                                          129,629    118,278
                                                                   --------   --------
  Net plant and equipment                                           221,183    217,178
                                                                   --------   --------
DEFERRED FINANCING COSTS                                              6,266      6,877
ORGANIZATIONAL AND PRE-OPERATING COSTS                                  561      1,122
                                                                   --------   --------
      Total assets                                                 $404,668   $394,176
                                                                   ========   ========


                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                 $ 53,395   $ 67,112
  Accrued expenses                                                   21,844     22,880
  Current portion of long term debt                                   3,239         90
                                                                   --------   --------
      Total current liabilities                                      78,478     90,082

LONG TERM DEBT                                                      181,354    166,942
DEFERRED EMPLOYEE BENEFIT OBLIGATIONS                                80,071     79,246
DEFERRED INCOME TAXES                                                 7,402      7,402
                                                                   --------   --------
      Total liabilities                                             347,305    343,672
                                                                   --------   --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, par value $.01 per share;
    outstanding 24,774,842 and 24,715,022 shares, respectively      123,481    123,098
  Retained earnings (deficit)                                       (46,223)   (52,699)
  Minimum pension liability                                         (14,572)   (14,572)
  Treasury shares, at cost; 420,144 and 420,014 shares
    of common stock, respectively                                    (5,323)    (5,323)
                                                                   --------   --------
      Total shareholders' equity                                     57,363     50,504
                                                                   --------   --------
      Total liabilities and shareholders' equity                   $404,668   $394,176
                                                                   ========   ========



                  The accompanying notes are an integral part
              of the unaudited consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME


                                                  Three Months Ended          Six Months Ended
                                                      January 31,                January 31,
                                                ----------------------     -----------------------
                                                   1995         1994          1995          1994
                                                                   (Unaudited)

                                                        (in thousands of dollars except
                                                        per share data and tonnage data)

Net sales                                       $ 145,818    $ 140,247     $ 299,364     $ 296,290
                                                ---------    ---------     ---------     ---------
Cost and operating expenses:
   Cost of goods sold (excluding depreciation)    128,875      125,406       263,225       264,604
   Depreciation                                     5,730        5,404        11,351        10,775
   Selling and administrative                       2,868        2,478         5,668         5,095
                                                ---------    ---------     ---------     ---------
      Total cost and operating expenses           137,473      133,288       280,244       280,474
                                                ---------    ---------     ---------     ---------

Operating profit                                    8,345        6,959        19,120        15,816
                                                ---------    ---------     ---------     ---------

Other income and expenses:
   Interest expense                                 4,923        4,795         9,680         9,489
   Interest and other income                          (21)         (28)          (89)         (120)
                                                ---------    ---------     ---------     ---------
      Total other income and expenses               4,902        4,767         9,591         9,369
                                                ---------    ---------     ---------     ---------

Income before income taxes                          3,443        2,192         9,529         6,447
Provision for income taxes                          1,228          521         3,053         1,534
                                                ---------    ---------     ---------     ---------

Net income                                      $   2,215    $   1,671     $   6,476     $   4,913
                                                =========    =========     =========     =========



Net income per share                            $    0.09    $    0.07     $    0.26     $    0.20
                                                =========    =========     =========     =========



Net tons shipped                                  388,257      383,346       803,932       826,295
                                                =========    =========     =========     =========





                  The accompanying notes are an integral part
              of the unaudited consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          For the Six Months Ended
                                                                                 January 31,
                                                                          ------------------------
                                                                            1995             1994
                                                                          --------           -----
                                                                                  (Unaudited)
                                                                          (In thousands of dollars)
Cash Flow From Operations:
   Net income                                                             $  6,476         $  4,913
   Depreciation                                                             11,351           10,775
   Amortization of deferred financing costs and debt discount                1,050            1,019
   Amortization of organizational and pre-operating costs                      561              561
   Decrease in receivables                                                   6,190            3,175
   Increase in inventories                                                 (17,145)          (6,378)
   Increase in other current assets                                           (413)            (670)
   Increase in deferred employee benefits                                      825            1,232
   Decrease in accounts payable and accrued expenses                       (14,753)          (7,079)
   Deferred interest due at maturity                                            15            1,157
                                                                          --------         --------
Net cash (used in) provided by operations                                   (5,843)           8,705
                                                                          --------         --------

Cash Flows Used in Investing Activities:
   Capital expenditures                                                    (15,356)         (10,157)
                                                                          --------         --------
Net cash used in investing activities                                      (15,356)         (10,157)
                                                                          --------         --------

Cash Flows From Financing Activities:
   Payment of long term debt and repayment on revolver loans               (38,593)         (29,350)
   Borrowings under revolver loans                                          55,700           30,346
   Proceeds from issuance of Common Stock and contributed capital              383              224
   Costs related to the issuance of Common Stock                                 -             (144)
                                                                          --------         --------
Net cash provided by financing activities                                   17,490            1,076
                                                                          --------         --------

   Decrease in cash and cash equivalents                                    (3,709)            (376)

Cash and Cash Equivalents:
   Beginning of period                                                      12,817            1,773
                                                                          --------         --------
   End of period                                                          $  9,108         $  1,397
                                                                          ========         ========

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
   Interest                                                               $  8,628         $  9,489
   Income taxes                                                              2,800              217

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

     In the opinion of management, the unaudited consolidated financial statements of the Company included herein contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of January 31, 1995, and the results of operations and cash flows for the three month and six month periods ended January 31, 1995 and 1994. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The balance sheet as of July 31, 1994 has been derived from the Company's audited historical financial statements.

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

(4)  SHAREHOLDERS' EQUITY

     As of January 31, 1995, certain salaried and hourly employees purchased 153,665 shares of Common Stock pursuant to the exercise of options granted on August 12, 1992 under the Employee Stock Purchase and Option Plan at an exercise price of $4.00 per share. Options to purchase 47,030 shares of Common Stock at an exercise price of $4.00 per share remain outstanding under the Employee Stock Purchase and Option Plan. Additionally, options granted on August 12, 1992 under the Management Stock Option Plan aggregate 745,000 shares of Common Stock at an exercise price of $4.00 per share and 37,500 shares of Common Stock at an exercise price of $9.88 per share.

     During fiscal 1994, the Company approved the establishment of the 1994 Long-Term Incentive Plan (the "1994 Plan") and reserved 1,250,000 shares of Common Stock for issuance under the 1994 Plan. The 1994 Plan provides for the granting to key employees and other key individuals who perform services for the Company stock options, stock appreciation rights and restricted stock that the Board of Directors or a duly appointed committee thereof deems to be consistent with the purposes of the 1994 Plan. Options to purchase 137,000 shares of Common Stock at an exercise price of $9.00 per share are outstanding at January 31, 1995.

     During fiscal 1994, the Company also approved the establishment of the 1994 Director Stock Option Plan (the "1994 Director Plan") and reserved 50,000 shares of Common Stock for issuance under the 1994 Director Plan. The 1994 Director Plan provides solely for the award of non-qualified stock options to Directors who are not employees of the Company or affiliates of Kohlberg & Co., L.P. Each eligible director will be awarded 2,500 stock options upon such director's election or reelection to the Board of Directors. Each such award will be at fair market value on the date of the grant. Options become exercisable six months after the date of the grant. Options to purchase an aggregate of 7,500 shares of Common Stock at an exercise price of $11.25 per share, and which generally expire five years from the grant date, are outstanding. The 1994 Director Plan was amended at the 1994 Annual Shareholders' Meeting whereby future awards would generally expire ten years from date of grant. Options to purchase an aggregate of 10,000 shares of common Stock at an exercise price of $7.13 per share, and which generally expire ten years from the grant date, are outstanding.

(5)  NET INCOME PER SHARE

          Per share amounts, as presented on the Consolidated Statements of Income, are based on the average shares outstanding of 25,029,937 and 25,282,604 for the three and six months ended January 31, 1995 and 1994, respectively. The average shares outstanding for each period include the dilutive impact of shares issued pursuant to the Company's Management Stock Option Plan and the Employee Stock Purchase and Option Plan, such shares being issued or issuable and such options granted within one year prior to the initial public offering.

(6)  DEBT AND CREDIT ARRANGEMENTS

     Long-term debt at January 31, 1995, consisted of the following:

                                         Principal  Interest
                                          Amount      Rate
                                         ---------  ---------
                                            (In Thousands)

Amended and Restated Credit Agreement
Rollover Term Loan                        $ 41,912      13.1%
Revolver Loan                               19,750      10.0%
Deferred Financing Fee                       7,207       8.9%
9.5% Senior Notes due 2001,
Net of Discount                            114,370       9.5%
Other notes payable                          1,354       3.0%
                                          --------
                                           184,593

Less current portion                      (  3,239)
                                          --------

                                          $181,354
                                          --------

          Chemical Bank and certain other lenders provided financing (as so amended, the "Senior Credit Facility") to the Company in the form of two remaining facilities: (i) a rollover term loan in the amount of $50 million and (ii) a revolving credit loan providing available borrowings up to $65 million. The revolving credit loan has a final maturity on May 9, 1997, but may be renewed on an annual basis thereafter with the unanimous approval of Chemical Bank and any other participating lenders. The interest rates indicated above are as of January 31, 1995.

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

          The loans under the Senior Credit Facility are collateralized by a lien on substantially all of the Company's and its subsidiaries assets and all loans are cross-collateralized. The revolving credit loan under the Senior Credit Facility will be available to the extent that the Company satisfies certain borrowing base criteria. At January 31, 1995 additional borrowings of approximately $45,250,000 under the revolving credit facility were available to the Company.

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

          At January 31, 1995, $114,370,000 (net of unamortized discount of $630,000) of Senior Notes were outstanding. The Senior Notes earn interest at the rate of 9.5% per annum, payable semi-annually on June 15 and December 15. The Company will be required to redeem on June 15, 2001, the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. The Senior Notes may not be redeemed prior to June 15, 1997. On or after June 15, 1997, the Company may, at its option, redeem the Senior Notes in whole or in part at a premium plus accrued and unpaid interest. On or after June 15, 1999, the Company may redeem in whole or in part the Senior Notes at the aggregate principal amount plus accrued and unpaid interest.

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

          The effective income tax rate for the Company varies from the Federal statutory tax rate due to permanent differences and the utilization of net operating loss carryforwards.

(8)       COMMITMENTS AND CONTINGENCIES

          At January 31, 1995, the Company had commitments for capital expenditures of approximately $26,200,000. The major expenditures committed include approximately $4,100,000 for new concrete reinforcing mesh production equipment and $11,800,000 for improvements to the Sterling facility. The improvements to the Sterling facility consist of a second ladle metallurgical station, a state-of-the-art high voltage transformer and a neural control network.

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

Results of Operations
- ---------------------

          Net sales for the Company were $299.4 million on shipments of 803,932 net tons for the six months ended January 31, 1995, compared to $296.3 million on shipments of 826,295 net tons for the six months ended January 31, 1994. The Company experienced increased sales and volume shipped for its structural, rod and wire products. Sales for the Company's lower margin semi-finished steel products decreased as the Company elected to build semi-finished steel inventories in support of a planned short term steelmaking outage. This outage, for installation of capital equipment, was completed during the second fiscal quarter ended January 31, 1995.

          Steel shipments (tons) decreased 22,363 net tons in the six-month period ended January 31, 1995 compared to the same period in the prior year due to a reduction in semi-finished steel shipments of approximately 45,000 net tons.

          The Company experienced renewed pricing pressures in its principal raw material, steel scrap. These rising costs led to several price increases to the Company's customers during the six months ended January 31, 1995. Due to these price increases, together with a richer product mix of shipments, the Company's net sales increased 4% or $5.6 million for the three months ended January 31, 1995 compared to the same period in the prior year.

          Cost of goods sold, excluding depreciation, as a percentage of net sales for the six-month and three-month periods ended January 31, 1995, improved to 88% from 89% for the same periods in the prior year. This decrease was achieved despite the escalation in scrap cost of approximately 3% for the six months ended January 31, 1995 compared to the same period in the prior year.
The continuing improvements in operating margins are the result of improved steelmaking efficiencies, record throughput in the rod mill, reduced wire products processing costs and increased selling prices.

          Selling and administrative expense was $5.7 million for the six months ended January 31, 1995 compared to $5.1 million for the six months ended January 31, 1994. For the quarter ended January 31, 1995, selling and administrative expense was $2.9 million compared to $2.5 million for the same period ended January 31, 1994. The increase in selling and administrative expense is primarily due to increased sales commissions, accrued executive compensation resulting from earnings improvements and expenditures for professional fees.

          Interest expense increased from $9.5 million for the six months ended January 31, 1994 to $9.7 million for the same period in the current year. For the quarter ended January 31, 1995, interest expense increased to $4.9 million from $4.8 million for the comparable quarter of the prior year. The increase in interest expense is primarily due to the increase in borrowing levels and increases in interest rates on the Company's variable rate debt.

          The provision for income taxes increased from $1.5 million for the six months ended January 31, 1994 to $3.1 million for the six months ended January 31, 1995. The increase in the provision for income taxes is the result of a 48% increase in income before taxes, from $6.5 million for the six-month period ended January 31, 1994 to $9.5 million for the same period in the current year. The provision for income taxes increased $0.7 million for the quarter ended January 31, 1995 compared to the same quarter in the prior year due to a 57% increase in income before taxes.

          For the foregoing reasons, the net income for the six months ended January 31, 1995 was $6.5 million or $0.26 per share, compared to $4.9 million or $0.20 per share for the six months ended January 31, 1994, for an improvement of approximately 32%. For the quarter ended January 31, 1995, net income was $2.2 million or $0.09 per share, compared to $1.7 million or $0.07 per share for the quarter ended January 31, 1994, for an improvement of approximately 33%.


LIQUIDITY AND CAPITAL RESOURCES

          GENERAL. Funds for the Company's operational needs have been provided from internally generated cash and through utilization of the Senior Credit Facility. As of January 31, 1995, the Company's consolidated total debt aggregated approximately $184.6 million (net of unamortized discount on the Senior Notes), of which approximately $181.4 million was classified as long term debt. The consolidated debt-to-equity ratio improved to 3.2:1 at January 31, 1995 compared to 3.3:1 at July 31, 1994. As of January 31, 1995, the Company had cash on hand of approximately $9.1 million and approximately $45.1 million available for borrowing under its existing revolving credit facility. The Company's current ratio improved to 2.3:1 at January 31, 1995 compared to 1.9:1 at July 31, 1994. The Company's increased financial and operating flexibility has enabled it to better manage inventory levels which, when combined with the Company's enhanced product line, have enabled it to better serve its customers' needs.

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

          At January 31, 1995, the Company had commitments for capital expenditures of approximately $26,200,000. The major expenditures committed include approximately $4,100,000 for new concrete reinforcing mesh production equipment and $11,800,000 for improvements to the Sterling facility. The improvements to the Sterling facility consist of a second ladle metallurgical station, a state-of-the-art high voltage transformer and a neural control network. The Company's fiscal 1995 capital program will total approximately $50 million.

          As reported in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994 in "Item 3, Legal Proceedings," the Company is seeking a declaratory judgment in the Circuit Court of Cook County, Illinois that certain provisions of the state's recently amended workers' compensation regulations are unconstitutional. The effect of the amended regulations is to require the Company to increase the amount of security posted by the Company from $200,000 to $8.8 million to maintain the Company's right to self-insure its workers' compensation obligations. Upon the posting of a $400,000 bond, the Company obtained a temporary restraining order which effectively restrains the imposition of this increased security requirement and the ability of the Illinois Industrial Commission (the "Industrial Commission") to terminate the Company's self-insurer status, pending further order of the Circuit Court of Cook County. If the Company is unsuccessful in its challenge to the Industrial Commission's actions or regulations and is unable to post the required bond, the Company would be required under the Illinois law to obtain insurance for its workers' compensation claims. Insurance would be much more expensive than the Company's self-insurance plan or may be unavailable and obtaining a letter of credit under the Senior Credit Facility would reduce the Company's borrowing capacity.


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          The Annual Meeting of Shareholders of the Company was held on January 19, 1995 for the purpose of electing nine Directors, to amend the 1994 Director Stock Option and to elect an Auditor for the Company for the coming year. There were a total of 19,307,408 shares of Common Stock cast.

          The nine Directors elected, which constitutes the entire Board of Directors, and the votes cast for each Director were:


                          Votes For
                          ----------
One-Year Term
- -------------
Warner C. Frazier         18,422,037
James A. Kohlberg         18,429,997
Christopher Lacovara      18,443,200
Albert G. Pastino         18,449,911
George W. Peck IV         18,439,460

Two-Year Term
- -------------
William F. Andrews        18,445,426
Darius W. Gaskins, Jr.    18,445,012
Robert N. Gurnitz         18,361,764
Richard F. Williams       18,448,395

There were 17,277,011 cast for the amendment to the 1994 Stock Option Plan, which was approved. There were a total of 18,531,802 votes for the election of Coopers & Lybrand as auditors for the Company for the ensuing year, which election was approved.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------
           (a) Exhibit 11 - Computation of Income Per Share

           (b) Exhibit 27

           (c) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1995.

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

                              NORTHWESTERN STEEL AND WIRE COMPANY



                              By     /s/ E. G. Maris             .
                                ----------------------------------
                               E. G. Maris, Senior Vice President,
                               Chief Financial Officer
                                    (Principal Financial Officer)


March 15, 1995

                                 EXHIBIT INDEX

                                                            Prior Filing
                                                            or Sequential
Exhibit No.            Description                          Page Number .
- -----------            -----------                          -------------
10.1            Employment Agreement for Robert N.
                Gurnitz                                          16

11.0            Exhibit 11                                       34

27.0            Financial Data Schedule                          35
