Form 10-Q
period 1995-04-30
NORTHWESTERN STEEL & WIRE CO
filed 1995-06-14
CIK 73093

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the quarterly period ended April 30, 1995

                                or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to ___________

                Commission file number 1-4288



               NORTHWESTERN STEEL AND WIRE COMPANY
      (Exact name of registrant as specified in its charter)

               Illinois                 36-1562920
(State or other jurisdiction of       (I.R.S. Employer
 incorporation or organization)        Identification No.)


           121 Wallace Street, Sterling, Illinois 61081
        (Address of principal executive office) (Zip Code)

Registrant's telephone number, including area code: 815/625-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]   No  [   ]

Number of shares of common stock outstanding as of May 31, 1995:

                  Common Stock 24,374,690 shares
                (includes 420,144 treasury shares)


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

               NORTHWESTERN STEEL AND WIRE COMPANY
                   CONSOLIDATED BALANCE SHEETS
           (in thousands of dollars except share data)

                                       April 30,       July 31,
                                       1995            1994
                                       -----------     ---------
                                       (Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents              $11,026         $12,817
Receivables, less allowance of $1,000   61,998          57,276
Deferred income taxes                    7,402           7,402
Other assets                             7,101           6,822
                                       -------         -------
                                        87,527          84,317
                                       -------         -------
Inventories, at lower of cost
  or market:
Finished products                       39,903          39,719
Semi-finished products                  35,743          25,633
Raw materials and supplies              22,524          19,330
                                       -------         -------
                                        98,170          84,682
                                       -------         -------
Total current assets                   185,697         168,999
                                       -------         -------
PLANT AND EQUIPMENT, at cost           357,801         335,456
Accumulated depreciation               135,433         118,278
                                       -------         -------
Net plant and equipment                222,368         217,178

DEFERRED FINANCING COSTS                 5,960           6,877
ORGANIZATIONAL AND PRE-OPERATING
  COSTS                                    281           1,122
                                       -------         -------
Total assets                          $414,306        $394,176
                                      ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                      $ 57,381        $ 67,112
Accrued expenses                        25,493          22,880
Current portion of long term debt        4,813              90
                                      --------        --------
Total current liabilities               87,687          90,082

LONG TERM DEBT                         178,450         166,942
DEFERRED EMPLOYEE BENEFIT OBLIGATIONS   79,985          79,246
DEFERRED INCOME TAXES                    7,402           7,402
                                      --------        --------
Total liabilities                      353,524         343,672
                                      --------        --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per
  share; outstanding 24,774,842 and
  24,715,022 shares, respectively      123,472         123,098
Retained earnings (deficit)            (42,795)        (52,699)
Minimum pension liability              (14,572)        (14,572)
Treasury shares, at cost;
  420,144 and 420,014 shares of
  common stock, respectively            (5,323)         (5,323)
                                      --------        --------
Total shareholders' equity              60,782          50,504
                                      --------        --------
Total liabilities and
  shareholders' equity                $414,306        $394,176
                                      ========        ========

           The accompanying notes are an integral part of the unaudited consolidated financial statements


               NORTHWESTERN STEEL AND WIRE COMPANY
                CONSOLIDATED STATEMENTS OF INCOME

                          Three Months Ended  Nine Months Ended
                                April 30,          April 30,
                          ------------------  -----------------
                          1995      1994      1995      1994
                                         (Unaudited)

(in thousands of dollars except per share data and tonnage data)


Net sales                 $166,594  $150,356  $465,958  $446,646
                          --------  --------  --------  --------

Cost and operating
  expenses:
Cost of goods sold
 (excluding depreciation)  148,162   136,640   411,387   401,244
Depreciation                 5,804     5,549    17,155    16,324
Selling and administrative   2,380     2,587     8,048     7,682
                          --------  --------  --------  --------
Total cost and operating
  expenses                 156,346   144,776   436,590   425,250
                          --------  --------  --------  --------

Operating profit            10,248     5,580    29,368    21,396
                          --------  --------  --------  --------
Other income and
  expenses:
Interest expense             5,225     4,645    14,905    14,134
Interest and other
  income                       (18)       (3)     (107)     (123)
                          --------  --------  --------  --------
Total other income and
  expenses                   5,207     4,642    14,798    14,011
                          --------  --------  --------  --------

Income before income
  taxes                      5,041       938    14,570     7,385
Provision (benefit) for
  income taxes               1,613      (722)    4,666       812
                          --------  --------  --------  --------

Net income                $  3,428  $  1,660  $  9,904  $  6,573
                          ========  ========  ========  ========

Net income per share      $   0.14  $   0.06  $   0.40  $   0.26
                          ========  ========  ========  ========

Net tons shipped           422,734   392,346 1,226,666 1,218,640
                          ========  ========  ========  ========

           The accompanying notes are an integral part of the unaudited consolidated financial statements


               NORTHWESTERN STEEL AND WIRE COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      For the Nine Months Ended
                                             April 30,
                                      -------------------------
                                      1995            1994
                                      -----           -----
                                          (Unaudited)
                                      (In thousands of dollars)

Cash Flow From Operations:
Net income                            $  9,904        $  6,573
Depreciation                            17,155          16,324
Loss on sale of plant and equipment          0              11
Amortization of deferred financing
  costs and debt discount                1,606           1,513
Amortization of organizational and
  pre-operating costs                      841             841
Increase in receivables                 (4,722)         (9,387)
Increase in inventories                (13,488)        (12,844)
Increase in other current assets          (279)           (958)
Increase in deferred employee benefits     740           1,466
(Decrease) increase in accounts payable
  and accrued expenses                  (7,118)          2,043
Deferred interest due at maturity           15           1,191
                                       -------         -------
Net cash provided by operations          4,653           6,773
                                       -------         -------

Cash Flows Used in Investing
  Activities:
Capital expenditures                   (22,345)        (14,755)
Proceeds from sale of plant and
  equipment                                  0              17
                                       -------         -------
Net cash used in investing activities  (22,345)        (14,738)
                                       -------         -------

Cash Flows From Financing Activities:
Payment of long term debt and
  repayment on revolver loans          (99,023)        (51,315)
Borrowings under revolver loans        114,550          58,589
Exercise of stock options                  374             307
Costs related to the issuance of
  Common Stock                               0            (153)
                                       -------         -------
Net cash provided by financing
  activities                            15,901           7,428
                                       -------         -------

Decrease in cash and cash equivalents   (1,791)           (537)

Cash and Cash Equivalents:
Beginning of period                     12,817           1,773
                                       -------         -------
End of period                         $ 11,026        $  1,236
                                      ========        ========

Supplemental Disclosures
  of Cash Flow Information:
Cash Paid During the Period For:
Interest                             $  10,526        $ 14,067
Income taxes                             3,976             840


           The accompanying notes are an integral part of the unaudited consolidated financial statements


               NORTHWESTERN STEEL AND WIRE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  COMPANY STRUCTURE

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. The Company has three wholly-owned subsidiaries: (i) Northwestern Steel and Wire Company, a Texas corporation ("NSW - Texas"), which operates the Company's Houston rolling and finishing mill; (ii) Northwestern Steel and Wire Company - Kentucky, a Delaware corporation ("NSW - Kentucky"), which has been established to operate a wire mesh facility; and (iii) Northwestern Steel and Wire Company, a Delaware corporation ("NSW - Delaware"), which provides administrative services to the Company and its subsidiaries for which it receives payment from the Company. All significant intercompany accounts and transactions have been eliminated. The Company operates in one business segment, producing steel and steel products.

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

In the opinion of management, the unaudited consolidated financial statements of the Company included herein contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 30, 1995, and the results of operations and cash flows for the three month and nine month periods ended April 30, 1995 and 1994. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The balance sheet as of July 31, 1994 has been derived from the Company's audited historical financial statements.

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

(4)  SHAREHOLDERS' EQUITY

As of April 30, 1995, certain salaried and hourly employees purchased 153,665 shares of Common Stock pursuant to the exercise of options granted on August 12, 1992 under the Employee Stock Purchase and Option Plan at an exercise price of $4.00 per share. Options to purchase 47,030 shares of Common Stock at an exercise price of $4.00 per share remain outstanding under the Employee Stock Purchase and Option Plan. Additionally, options granted under the Management Stock Option Plan aggregate 745,000 shares of Common Stock at an exercise price of $4.00 per share and 37,500 shares of Common Stock at an exercise price of $9.88 per share.

During fiscal 1994, the Company approved the establishment of the 1994 Long-Term Incentive Plan (the "1994 Plan") and reserved 1,250,000 shares of Common Stock for issuance under the 1994 Plan. The 1994 Plan provides for the granting to key employees and other key individuals who perform services for the Company stock options, stock appreciation rights and restricted stock that the Board of Directors or a duly appointed committee thereof deems to be consistent with the purposes of the 1994 Plan. Options under this plan to purchase 137,000 shares of Common Stock at an exercise price of $9.00 per share and 125,000 shares of Common Stock at an exercise price of $6.00 per share are outstanding at April 30, 1995.

During fiscal 1994, the Company also approved the establishment of the 1994 Director Stock Option Plan (the "1994 Director Plan") and reserved 50,000 shares of Common Stock for issuance under the 1994 Director Plan. The 1994 Director Plan provides solely for the award of non-qualified stock options to Directors who are not employees of the Company or affiliates of Kohlberg & Co., L.P.
Each eligible director will be awarded 2,500 stock options upon such director's election or reelection to the Board of Directors. Each such award will be at fair market value on the date of the grant. Options become exercisable six months after the date of the grant. Options to purchase an aggregate of 7,500 shares of Common Stock at an exercise price of $11.25 per share, and which generally expire five years from the grant date, are outstanding. The 1994 Director Plan was amended at the 1994 Annual Shareholders' Meeting whereby future awards would generally expire ten years from date of grant. Options to purchase an aggregate of 10,000 shares of common Stock at an exercise price of $7.13 per share, and which generally expire ten years from the grant date, are also outstanding.


(5)  NET INCOME PER SHARE

Per share amounts, as presented on the Consolidated Statements of Income, are based on the average shares outstanding of 25,012,377 and 25,258,998 for the three and nine months ended April 30, 1995 and 1994, respectively. The average shares outstanding for each period include the dilutive impact of shares issued pursuant to the Company's Management Stock Option Plan and the Employee Stock Purchase and Option Plan, such shares being issued or issuable and such options granted within one year prior to the initial public offering.

(6)  DEBT AND CREDIT ARRANGEMENTS

Long-term debt at April 30, 1995, consisted of the following:

                                      Principal         Interest
                                      Amount            Rate
                                    -------------       --------
                                   (In Thousands)

Amended and Restated
  Credit Agreement
  Rollover Term Loan                 $ 41,912            13.1%
  Revolver Loan                        18,200            10.5%
Deferred Financing Fee                  7,433             8.9%
9.5% Senior Notes due 2001,
  Net of Discount                     114,394             9.5%
Other notes payable                     1,324             3.0%
                                     --------
                                      183,263
Less current portion                 (  4,813)
                                     --------
                                     $178,450
                                     ========

Chemical Bank and certain other lenders provided financing (as so amended, the "Senior Credit Facility") to the Company in the form of two remaining facilities: (i) a rollover term loan in the amount of $50 million and (ii) a revolving credit loan providing available borrowings up to $65 million. The revolving credit loan has a final maturity on May 9, 1997, but may be renewed on an annual basis thereafter with the unanimous approval of Chemical Bank and any other participating lenders. The interest rates indicated above are as of April 30, 1995.

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

The loans under the Senior Credit Facility are collateralized by a lien on substantially all of the Company's and its subsidiaries assets and all loans are cross-collateralized. The revolving credit loan under the Senior Credit Facility will be available to the extent that the Company satisfies certain borrowing base criteria. At April 30, 1995 additional borrowings of approximately $45,250,000 under the revolving credit facility were available to the Company.

In connection with the Senior Credit Facility, the Company had previously agreed to pay Chemical Bank a fee of $5 million, which was to be deferred until the Company's Houston, Texas facility began to earn revenue (as described) and which would be payable thereafter in accordance with a formula. As a result of an amendment to the Senior Credit Facility in September 1991, the terms of the $5 million fee were modified to provide that the entire fee became due and payable immediately, but that Chemical Bank would defer payment until the principal amount of all loans under the Senior Credit Facility has been paid in full. The deferred fee bears interest at the adjusted LIBOR for the interest period then in effect plus 4% compounded monthly, with the payment of interest also being deferred until such principal amount has been paid in full.

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

At April 30, 1995, $114,394,000 (net of unamortized discount of $606,000) of Senior Notes were outstanding. The Senior Notes earn interest at the rate of 9.5% per annum, payable semi-annually on June 15 and December 15. The Company will be required to redeem on June 15, 2001, the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. The Senior Notes may not be redeemed prior to June 15, 1997. On or after June 15, 1997, the Company may, at its option, redeem the Senior Notes in whole or in part at a premium plus accrued and unpaid interest. On or after June 15, 1999, the Company may redeem in whole or in part the Senior Notes at the aggregate principal amount plus accrued and unpaid interest.

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

(8)  COMMITMENTS AND CONTINGENCIES

At April 30, 1995, the Company had commitments for capital expenditures of approximately $29,500,000. The major expenditures committed include approximately $9,600,000 for new concrete reinforcing mesh production equipment and $10,200,000 for improvements to the Company's Sterling, Illinois facility. The improvements to the Sterling facility consist of a second ladle metallurgical station, a state-of-the-art high voltage transformer, raw material handling equipment and a neural control network.

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

A wrongful death action against the Company was settled on April
28, 1995. The action stemmed from the death of an employee at the Company's Houston facility. The losses arising from the complaint were covered by the Company's insurance carriers.

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

The Company believes that it is currently in substantial compliance with applicable environmental requirements and does not anticipate the need to make substantial expenditures for environmental control measures during the remainder of fiscal 1995. Nevertheless, as is the case with steel producers in general, if a release of hazardous substances located on the Company's property or used in general in the conduct of the Company's business occurs, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability and remedial cost could be material.

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

Results of Operations

Net sales for the Company were $166.6 million on shipments of 422,734 net tons for the three months ended April 30, 1995, compared to $150.4 million on shipments of 392,346 net tons for the three months ended April 30, 1994. The Company experienced increased sales and volume shipped for its structural, rod and wire products. Due to stronger demand in these more profitable product lines, production for the Company's lower margin semi-finished steel was reduced.

Based on volume shipped, structural steel shipments increased over 11% during the three months ended April 30, 1995 compared to the same period in the prior year, while rod and wire products increased over 21%.

Due to these volume increases, together with price increases and a relative increase in shipments of higher margin products, the Company's net sales increased 11% or $16.2 million for the three months ended April 30, 1995 compared to the same period in the prior year.

For the nine-month period ended April 30, 1995, net sales were $466.0 million. This represents an increase of $19.3 million or a 4% improvement compared to the same period in the prior year. Steel shipments (volume) improved slightly from 1,218,640 net tons for the nine months ended April 30, 1994 to 1,226,666 net tons for the comparable nine months in the current fiscal year.

Cost of goods sold, excluding depreciation, as a percentage of net sales for three-month period ended April 30, 1995, improved to 89% from 91% for the same period in the prior year. The continuing improvements in operating margins are primarily the result of improved steelmaking efficiencies, record production in the rod mill, and increased selling prices. Cost of goods sold, excluding depreciation, as a percentage of net sales for nine months ended April 30, 1995, improved to 88% from 90% for the same period in the prior year.

For the quarter ended April 30, 1995, selling and administrative expense at $2.4 million decreased slightly compared to $2.6 million for the same period ended April 30, 1994. Selling and administrative expense was $8.0 million for the nine months ended April 30, 1995 compared to $7.7 million for the nine months ended April 30, 1995. The nine month year-over-year increase in selling and administrative expense is primarily due to increased sales commissions and accrued executive compensation resulting from earnings improvements.

Interest expense was $5.2 million for the quarter ended April 30, 1995, compared to $4.6 million for the same quarter in the prior fiscal year. For the nine months ended April 30, 1995, interest expense increased to $14.9 million from $14.1 million for the same period in the prior year. The increase in interest expense is primarily due to the increase in revolving credit borrowing levels and increases in interest rates on the Company's variable rate debt.

The provision for income taxes increased from $0.8 million for the nine months ended April 30, 1994 to $4.7 million for the nine months ended April 30, 1995. The increase in the provision for income taxes is the result of a 97% increase in income before taxes, from $7.4 million for the nine-month period ended April 30, 1994 to $14.6 million for the same period in the current year. The provision for income taxes for the quarter ended April 30, 1995 was an expense of $1.6 million compared to a benefit of $0.7 million for the same quarter in the prior fiscal year.

For the foregoing reasons, the net income for the nine months ended April 30, 1995 was $9.9 million or $0.40 per share, compared to $6.6 million or $0.26 per share for the nine months ended April 30, 1994, for an improvement of approximately 51%. For the quarter ended April 30, 1995, net income was $3.4 million or $0.14 per share, compared to $1.7 million or $0.06 per share for the quarter ended April 30, 1994, an increase of approximately 107%.

Liquidity and Capital Resources

General. Funds for the Company's operational needs have been provided from internally generated cash and through utilization of the Senior Credit Facility. As of April 30, 1995, the Company's consolidated total debt aggregated approximately $183.3 million (net of unamortized discount on the Senior Notes), of which approximately $178.5 million was classified as long-term debt. The consolidated debt-to-equity ratio improved to 3.0:1 at April 30, 1995 compared to 3.3:1 at July 31, 1994. As of April 30, 1995, the Company had cash on hand of approximately $11.0 million and approximately $46.7 million available for borrowing under its existing revolving credit facility. The Company's current ratio improved to 2.1:1 at April 30, 1995 compared to 1.9:1 at July 31, 1994. The Company's increased financial and operating flexibility has enabled it to better manage inventory levels which, when combined with the Company's enhanced product line, have enabled it to better serve its customers' needs.

On a longer term basis, the Company has significant future debt service obligations. The Company's ability to satisfy these obligations and to secure adequate capital resources in the future will be dependent on its ability to generate adequate operating cash flow. The Company expects that its cash flow from operations and available borrowings will be sufficient to fund the repayment of the Senior Notes, other investing activities and other required debt amortization through the maturity date of the Senior Notes. This will be dependent on its overall operating performance and be subject to general business, financial and other factors affecting the Company and the domestic steel industry certain of which are beyond the control of the Company.

At April 30, 1995, the Company had commitments for capital expenditures of approximately $29,500,000. The major expenditures committed include approximately $9,600,000 for new concrete reinforcing mesh production equipment and $10,200,000 for improvements to the Company's Sterling facility. The improvements to the Sterling facility consist of a second ladle metallurgical station, a state-of-the-art high voltage transformer, raw material handling equipment and a neural control network.

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



                   PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 2. Changes in Securities.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit 11 - Computation of Income Per Share

(b) Exhibit 27 - Financial Data Schedule

(c) Seventh Amendment dated as of March 31, 1995 to the Credit Agreement dated as of August 16, 1988, as amended and restated as of July 27, 1992, and as further amended among the Company, a Texas corporation, the lenders party thereto and Chemical Bank, as Agent for the lenders.

(d) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1995.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWESTERN STEEL AND WIRE COMPANY


By:   /s/ E.G. MARIS
      _____________________________
      E. G. Maris, Senior Vice President,
      Chief Financial Officer
      (Principal Financial Officer)


June 14, 1995


                          EXHIBIT INDEX

                                                Prior Filing
                                                or Sequential
Exhibit No.     Description                     Page Number

4.1             Seventh Amendment to the
                Credit Agreement

11.0            Computation of Income Per Share

27.0            Financial Data Schedule