Form 10-K
period 1995-07-31
NORTHWESTERN STEEL & WIRE CO
filed 1995-10-30
CIK 73093

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K

/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 1995

/ /                 TRANSITION REPORT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER 1-4288

                      NORTHWESTERN STEEL AND WIRE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   ILLINOIS                                     36-1562920
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

              121 WALLACE STREET
              STERLING, ILLINOIS                                  61081
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code 815/625-2500

Securities registered pursuant to Section 12(b) of the Act:


                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------

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

Yes  X        No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. /X/

     State the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant: $135,785,078

     Number of shares of Common Stock, par value $0.01 per share, outstanding as of October 13, 1995: 24,849,311
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The Company's operations are located in Sterling and neighboring Rock Falls, Illinois (the "Sterling Operations") and Houston, Texas (the "Houston Facility"). Additionally, a new concrete reinforcing mesh production facility is under construction in Hickman, Kentucky (the "Kentucky Facility") which is anticipated to become operational in the latter half of fiscal 1996. The Sterling Operations consist primarily of a melt shop with three 400-ton electric arc furnaces with an annual scrap melting capacity in excess of 2.4 million tons, three continuous casters, three rolling and finishing mills and the Company's nail and wire operations. The Houston Facility consists of a wide flange beam rolling and finishing mill. The Company's continuous casters have sufficient capacity to cast semi-finished steel for all of the Company's rolling and finishing mills. The Company believes that its large and low-cost steel scrap melting capacity and its ability to satisfy all of the rod requirements of its Rod and Wire Products operations from its rod production give it a strategic cost advantage over its competitors.

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

CAPITAL IMPROVEMENTS

     Over the last decade, the Company has improved many of its steel manufacturing operations. At the Sterling Operations, capital improvements have included the modernization of the 12" bar mill into a high-speed rod mill and the modernization of the 14" rolling mill. Melt shop improvements at the Sterling Operations have included construction of both an 8-strand billet caster and a 6-strand bloom caster. Combined with the installation of beam blank casting technology, these improvements permit the Company to continuously cast 100% of its product at a significantly lower cost by eliminating ingot teeming and reheating and blooming mill operations. Other melt shop improvements have included the purchase and installation of a new ladle metallurgical station, low impedance arms, and ladle transfer cars. In fiscal 1995 the Company approved additional improvements consisting of a second ladle metallurgical station and a state-of-the-art high voltage transformer, both of which are expected to be placed in service in fiscal 1996. The Company believes that these improvements have enabled it to lower its cost for both its structural steel products and rod and wire products.

     The Company has invested approximately $43 million in capital improvements in the Houston Facility since acquiring it in 1989. As part of the Houston Facility's refurbishment, all mechanical and electrical components in its mill were completely reconditioned and brought to operable condition. In 1991, the Company also installed a jumbo beam blank continuous caster at the Sterling Operations to produce near shape beam blanks for the Houston Facility.

     In fiscal 1995, the Company began construction of the Kentucky Facility. The Company believes that this facility will be one of the low cost producers of concrete reinforcing mesh.

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

     The long term demand for ferrous scrap and its importance to the domestic steel industry can be expected to increase as steelmakers continue to expand scrap-based electric furnace capacity with additions to or replacements of existing integrated facilities. For the foreseeable future, however, the Company believes that supplies of scrap will continue to be available in sufficient quantities.

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

     According to the American Iron and Steel Institute ("AISI"), the size of the U.S. structural steel market was approximately 5.9 million tons in calendar 1994. Because of their cost disadvantage, domestic integrated producers have reduced their structural steel production and foreign integrated producers have reduced their structural steel exports to the United States. This supply has been replaced by domestic mini-mills. Although integrated producers have been reducing their production levels, the Company believes that the market for structural steel products will increase, as the use of structural steel is expanding in various construction applications, replacing traditional materials such as concrete, because of the flexibility and strength of steel products and structural steel's speed of installation and resistance to earthquake damage. Based on information published by the AISI, the Company believes that its share of shipments by domestic mills in the U.S. structural steel market was approximately 16.3% for fiscal 1995. Within the market for wide flange beams, which represent 77.2% of the Company's structural steel shipments for fiscal 1995, the Company believes its share of domestic mill shipments in the U.S. market was 23.2% for fiscal 1995 based on information published by the AISI.

     The market for rod and wire products in which the Company competes is confined to the upper Midwest region of the United States in which the Sterling Operations are located. This confinement results from the relatively high freight costs as compared to product values. The Company's competitors in the rod market include G.S.T., CF&I Steel L.P. ("CF&I"), Keystone Steel & Wire Co. ("Keystone") and North Star Steel Co. The Company's competitors in the wire market include Bekaert Corp., CF&I, Keystone, Insteel Industries, Inc., and Oklahoma Steel Corp.

BACKLOG

     As of September 30, 1995, order backlog, all of which is expected to be filled in fiscal 1996, totaled approximately $96 million compared with approximately $67 million as of September 30, 1994. The Company believes that the increase in order backlog reflects stronger market conditions for structural products.

SALES BY DIVISION

     During the fiscal years ended July 31, 1995, 1994 and 1993 no single customer accounted for more than 10% of total dollar net sales. Sales to the Company's ten largest customers accounted for approximately $137.9 million, or approximately 22% of total net sales in fiscal 1995. Total foreign sales accounted for approximately $11.3 million, or approximately 2% of total fiscal 1995 net sales.

     For the fiscal years indicated below, the approximate percentage of net sales contributed by each class of similar products is as follows:

                                                                 1995      1994      1993
                                                                 -----     -----     -----
        Steel Division
          Structural..........................................    52.5%     52.1%     51.6%
          Merchant bar........................................    11.8       9.9       7.1
          Semi-finished.......................................     3.7       6.7       7.9
                                                                 -----     -----     -----
                                                                  68.0      68.7      66.6
                                                                 -----     -----     -----
        Rod and Wire Products Division
          Wire Products.......................................    20.0      21.8      23.7
          Rod.................................................    12.0       9.5       9.7
                                                                 -----     -----     -----
                                                                  32.0      31.3      33.4
                                                                 -----     -----     -----
          Total...............................................   100.0%    100.0%    100.0%
                                                                 =====     =====     =====

EMPLOYEES

     As of July 31, 1995, there were approximately 2,380 active employees of the Company. Approximately 2,030 of the Company's employees are represented by five collective bargaining units, with approximately 1,985 represented by three local unions affiliated with the United Steelworkers of America ("USWA"), and the remainder represented by one local union affiliated with the United Plant Guard Workers of America and one local union affiliated with the International Brotherhood of Teamsters. The Company is a party to a collective bargaining agreement with the USWA with respect to Locals 63 and 3720 covering approximately 1,760 of the Company's employees in Sterling and Rock Falls, Illinois, which agreement expires on August 1, 1996. The Company is also party to a collective bargaining agreement with the USWA with respect to approximately 150 employees at the Houston Facility, which agreement will expire on August 1, 1996. On June 30, 1995, a collective bargaining agreement expired with respect to approximately 75 employees at the Houston Facility. Since that time the employees continue to work without an agreement. The two remaining bargaining units are party to collective bargaining agreements with the Company covering a total of approximately 50 employees, each of which agreements expires in fiscal 1997.

     Through the ESOP, various stock ownership plans and direct ownership, employees of the Company currently own approximately 19% of the outstanding Common Stock. In addition, pursuant to the Company's profit sharing plan, 5.00% of the Company's free cash flow (as defined therein) will be paid to eligible hourly employees in profit sharing. The Company provides similar benefits for eligible salaried employees covering 0.94% of the Company's free cash flow.

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

     Based on continuing review of applicable regulatory requirements by the Company's internal environmental compliance officer and advice from independent consultants, the Company believes that it is currently in substantial compliance with applicable environmental requirements and does not anticipate the need to make substantial expenditures for environmental control measures during fiscal 1996. Nevertheless, as is the case with steel producers in general, if a release of hazardous substances located on the Company's property occurs, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability and remedial cost could be material.

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

     In March of 1994, the Company received a modification to its Part B RCRA permit from the Illinois EPA to allow an expansion to its hazardous waste landfill. Phase I of the expansion took place during the summer of 1994 at a cost of approximately $1.5 million. Phase II of the expansion will be conducted during fiscal 1996 and its cost is expected to be less than $500,000. At June 30, 1995, the Company had approximately $2,880,347 in a trust fund designated for landfill closure costs. The Company also operates an on-site non-hazardous waste landfill. The Company expects to close this landfill in fiscal 1998. Government regulations regarding steel and foundry non-hazardous landfills were finalized in September 1994. At this time, the Company is determining the cost of closing this landfill which the Company currently estimates may be as much as $2 million.

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

     The Company has occasionally exceeded the limits of its wastewater discharge permit at its Sterling Operations. The Company believes that modified operating procedures and certain equipment upgrades should eliminate the waste water discharge concerns of the State of Illinois and the EPA. The Company estimates that costs to implement equipment upgrades will be approximately $500,000 and will likely be incurred in fiscal 1996 and 1997.

     The Houston facility over the past several years has sporadically exceeded the limits of its waste water permit, sometimes due to high metal concentrations in city intake water. The Company has recently negotiated an Agreed Order with the Texas National Resource Conservation Commission which requires a study of the wastewater treatment processes, the results of which may indicate the need for additional waste water treatment equipment. If additional control equipment is necessary, the Company believes its costs will not be material.

     The Houston facility is also presently in discussions with the Harris County Pollution Control Department regarding the remediation of some oil-contaminated sites. The Company has not provided an accrual for the remedial cost; however, the Company believes its cost will not be material.

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

     An additional benefit to the Company of operating within the Enterprise Zone is the receipt of a state sales tax exemption on the purchase of consumable manufacturing supplies. Eligibility for the sales tax exemption was contingent upon the Company making a $40 million investment that causes the retention of 2,000 full time jobs in Illinois. The Company has been able to demonstrate sufficient capital spending and thus is entitled to the sales tax exemption through June 30, 2000. This sales tax exemption is expected to save the Company approximately $300,000 to $400,000 per year through June 30, 2000.

ITEM 2. PROPERTIES

     The executive offices of the Company and its steel producing facilities, designated as Plants 1, 2, 3, 5, and 6, are located on approximately 596 acres of land along the Rock River in Sterling, Illinois, and Plant 4 is on 8 acres of land located directly across the river in Rock Falls, Illinois. The Houston Facility is located on approximately 180 acres of land in Houston, Texas. The Kentucky Facility is located on approximately 60 acres of land in Hickman, Kentucky.

     Plant 1, comprising 641,081 square feet of floor space, consists of a wire mill with equipment for drawing, galvanizing and annealing wire, and machinery for manufacturing fence, netting, nails and other wire products.

     Located in Plant 2 are liquid metal producing facilities, with 2,400,000 net tons annual capacity, consisting of three 400-ton electric furnaces. Also located at Plant 2 is a six-strand bloom continuous caster, an eight-strand billet continuous caster and a three-strand jumbo beam caster having a combined annual capacity of 2,500,000 net tons, and a 12" rod train having an annual capacity of 400,000 net tons. At present, this plant comprises 961,318 square feet of floor space.

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

     The Kentucky Facility, presently under construction, will consist of a manufacturing facility for the production of concrete reinforcing mesh. The facility comprises approximately 192,000 square feet of floor space and will have an annual capacity of 80,000 net tons.

     All buildings are owned by the Company and are of steel, brick or concrete construction. The Company believes that its plants and equipment are in good operating condition.

     During fiscal 1995, the Company's primary steelmaking facilities operated at approximately 81% of capacity. The Company's finishing facilities operated at approximately 84% of capacity.

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

     A wrongful death action against the Company was settled during fiscal 1995 and the Company's insurance carriers covered the losses. A separate wrongful death action was filed against the Company during 1995. The Company has not provided an accrual for this potential loss as the outcome of the action filed in 1995 cannot be predicted at this time. The Company believes that losses arising from the complaint, if any, also will be covered by the Company's insurance carriers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     At October 13, 1995, 24,429,167 shares of Common Stock were issued and outstanding and held by 1,265 registered holders.

     The Company does not expect to pay dividends on the Common Stock during the foreseeable future. The Company's Senior Credit Facility prohibits the payment of any dividends. The indenture relating to the 9 1/2% Senior Notes due 2001 of the Company also restricts the payment of dividends.

MARKET PRICE AND CASH DIVIDENDS

     The following table presents the high and low market price by quarter for the last three fiscal years.

        QUARTER ENDED                                                     HIGH    LOW
        -------------                                                     ----    ----
        FISCAL 1995
          October 31, .................................................   $ 6 1/4  $ 6
          January 31, .................................................     7 5/8    7 1/4
          April 28, ...................................................     6 1/8    5 7/8
          July 31, ....................................................    10        9 5/8
        FISCAL 1994
          October 29, .................................................     9 1/4    9
          January 31, .................................................    12 1/4   11 7/8
          April 29, ...................................................     9 1/2    8 7/8
          July 29, ....................................................     9 1/4    9
        FISCAL 1993
          October 31, .................................................     *        *
          January 31, .................................................     *        *
          April 30, ...................................................     *        *
          July 31, ....................................................     9 1/8    7 1/4

     As of October 13, 1995 the closing price of Common Stock on The Nasdaq Stock Market (under the symbol NWSW) was $8 1/2. Since the initial public offering of June 12, 1993, there have been no dividends paid on the Common Stock.
-------------------------
* Not Applicable

ITEM 6. SELECTED FINANCIAL DATA

                                                          FISCAL YEARS ENDED JULY 31,
                                           ---------------------------------------------------------
                                             1995         1994        1993        1992        1991
                                           --------     --------    --------    --------    --------
                                              (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA AND
                                                       TONNAGE AND ACTIVE EMPLOYEE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales................................. $638,420     $603,609    $539,210    $470,049    $477,429
Cost of goods sold (excluding
  depreciation)...........................  563,325      540,701     484,122     435,953     440,227
Selling and administrative expenses.......   11,334       10,882      11,608       6,884      12,348
Operating profit..........................   40,718       29,821      21,554       5,130       5,598
Interest expense..........................   19,674       19,221      23,200      27,745      27,498
Income (loss) before extraordinary item
  and cumulative effect...................   21,178       10,730      (1,522)    (22,372)    (19,751)
Net income (loss).........................   26,978(1)    10,010     (47,695)    (22,372)    (19,751)
Income (loss) per share before
  extraordinary item and cumulative
  effect.................................. $   1.07     $   0.40    $  (0.08)   $  (1.72)   $  (1.53)
Net income (loss) per common share........     1.07(1)      0.40       (2.62)      (1.72)      (1.53)
OTHER DATA:
Capital expenditures...................... $ 35,573     $ 22,930    $ 12,271    $  7,119    $ 26,063
EBITDA(2).................................   64,883       53,148      44,603      28,334      25,976
Total tons shipped........................    1,662        1,632       1,577       1,363       1,355
Active employees..........................    2,380        2,517       2,500       2,696       2,800

                                                                  AT JULY 31,
                                           ---------------------------------------------------------
                                             1995         1994        1993        1992        1991
                                           --------     --------    --------    --------    --------
BALANCE SHEET DATA:
Current assets............................ $186,045     $168,999    $144,247    $101,799    $ 93,450
Plant and equipment -- net................  299,708      217,178     216,515     226,170     241,133
Other assets..............................    5,655        7,999      10,896      11,853       8,316
                                           --------     --------    --------    --------    --------
Total assets.............................. $421,408     $394,176    $371,658    $339,822    $342,899
                                           ========     ========    ========    ========    ========
Current liabilities....................... $ 96,641     $ 90,082    $ 80,889    $107,371    $ 52,344
Long term debt............................  162,110      166,942     164,234     199,551     228,383
Deferred employee obligations.............   75,042       79,246      64,043      22,567      32,864
Deferred income taxes.....................    4,744        7,402       7,602          --          --
Stockholders' equity......................   82,871       50,504      54,890      10,333      29,308
                                           --------     --------    --------    --------    --------
Total liabilities and shareholders'
  equity.................................. $421,408     $394,176    $371,658    $339,822    $342,899
                                           ========     ========    ========    ========    ========
Working capital........................... $ 89,404     $ 78,917    $ 63,358    $ (5,572)   $ 41,106
                                           ========     ========    ========    ========    ========

-------------------------
Notes for Summary of Selected Financial Data

(1) Fiscal 1995 net income included a $10.6 million or $.42 per share tax benefit due to recognition of certain deferred tax assets which are now more likely than not to be realized.

(2) EBITDA is defined as operating profit plus depreciation and amortization. The Company believes EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent net income or cash flow from operations as determined by generally accepted accounting principles, and is not necessarily an indication of whether cash flow will be sufficient to fund cash requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

     Net sales for fiscal 1995 increased by $34.8 million or 6% from fiscal 1994. The 6% increase in fiscal 1995 net sales resulted from several price increases during the fiscal year on many of the Company's products, together with a 2% increase in steel shipments. Many of the price increases resulted from improved market conditions. Pricing of the Company's principal product, structural steel, improved with increased demand and the announced reduction in capacity by a major competitor.

     Net sales for fiscal 1994 increased $64.4 million or 12% from fiscal year 1993, primarily from several price increases during the fiscal year on many of the Company's products, together with a 3% increase in steel shipments.

COST OF GOODS SOLD

     The pricing on the Company's principal raw material, steel scrap, increased 3% during fiscal 1995 from the record levels experienced in fiscal 1994. Despite this, cost of goods sold (excluding depreciation) as a percentage of net sales decreased by 2% points, from 90% experienced in fiscal 1994 to 88% for fiscal 1995. This resulted from a combination of improved operating efficiencies and increased selling prices. Improved Sterling Operations operating efficiencies resulted from increased capacity utilization and workforce reductions. Record production levels were achieved in semi-finished products from the Company's primary facility and rod products from the 12" Mill. These record production levels were achieved while remaining on plan to reduce the Company's hourly and salaried workforce by 20% from fiscal 1993 to fiscal 1996. Continued improvements in production costs at the Houston Facility resulted from increased yield and operating rates. As a result of these increases, the Houston Facility achieved record production levels in fiscal 1995. Selling prices improved from increased market demand in conjunction with emphasis on higher value-added products and customer service.

     The pricing on steel scrap escalated 24% during fiscal 1994. Despite this, cost of goods sold as a percentage of net sales remained unchanged at 90% in fiscal 1994 compared to fiscal 1993. Excluding the effects of scrap, the Company improved operating margins in fiscal 1994 through improved operating efficiencies and increased selling prices. Continued improvements in production costs at the Houston Facility resulted from increased yield and operating rates. Also contributing to production cost reductions were improvements in the Sterling Operations, primarily lower steelmaking costs.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses increased from $10.9 million in fiscal 1994 to $11.3 million in fiscal 1995. The increase resulted primarily from an increase in management incentive program expense. These incentives are based on the Company's achieved versus planned profitability for the fiscal year.

     Selling and administrative expenses decreased from $11.6 million in fiscal 1993 to $10.9 million in fiscal 1994, primarily as a result of reduced management incentive program expense.

OPERATING PROFIT

     Operating profit increased 37% in fiscal 1995 to $40.7 million from $29.8 million in fiscal 1994. This improvement is on top of a 38% increase in operating profit in fiscal 1994 compared to fiscal 1993 when the operating profit was $21.6 million. These increases were a result of cost reductions due principally to increased capacity utilization and workforce reductions. Also contributing to the improvement was revenue growth. Increased revenue resulted from improved market demand, product penetration and emphasis on higher value-added products and customer service.

INTEREST EXPENSE

     Interest expense increased approximately $500,000 from $19.2 million in fiscal 1994 to $19.7 million for fiscal 1995. The additional interest expense resulted primarily from the increase in interest rates on the Company's variable rate debt.

     During late fiscal 1993, the Company significantly reduced its borrowing levels with the cash proceeds from an initial public offering of Common Stock and from issuance of Senior Notes. As a result of reduced borrowing levels, interest expense in fiscal 1994 decreased $4.0 million to $19.2 million from $23.2 million in fiscal 1993.

INCOME TAXES

     The fiscal 1995 provision for income taxes includes a $10.6 million tax benefit associated with the recognition of certain deferred tax assets which are now more likely than not to be realized. Excluding this benefit, the tax provision for fiscal 1995 was $4.8 million for fiscal 1995 compared to $720,000 for fiscal 1994. The increase resulted from improved earnings.

NET INCOME

     Net income in fiscal 1995 was $27.0 million or $1.07 per share compared to $10.0 million or $.40 per share in fiscal 1994. Excluding the tax benefit for deferred tax assets of $10.6 million or $.42 per share, as described above, net income increased 64% in fiscal 1995 compared to the prior fiscal year.

     Fiscal 1994 net income of $10.0 million or $.40 per share compares to a fiscal 1993 net loss before extraordinary item and cumulative effect of accounting change of $1.5 million or $.08 per share. In fiscal 1994, the Company achieved its first profitable year since fiscal 1990 as a result of the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     The financial position of the Company continues to improve as discussed below. The Company achieved cash flow from operations of $36.0 million, which represents the Company's tenth consecutive year of positive cash flow. Additionally the Company reported operating profit improvement for the third consecutive year. As of July 31, 1995, the Company had cash on hand of approximately $14.3 million and approximately $61.7 million available under its revolving credit facility. The Company's current ratio remained unchanged at 1.9:1 at July 31, 1995 and 1994. The consolidated debt-to-equity ratio improved dramatically at July 31, 1995 to 2.0:1 compared to 3.3:1 at July 31, 1994. This increased financial and operating flexibility has enabled the Company to better manage inventory levels that, when combined with the Company's enhanced product line, have enabled it to better serve its customers' needs.

     On a longer term basis, the Company has significant future debt service obligations. The Company's ability to satisfy these obligations and to secure adequate capital resources in the future will be dependent on its ability to generate adequate cash flow. The Company expects that its cash flow from operations, available borrowings and access to the capital markets will be sufficient to fund future debt service.

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

     In view of the increased level of operations and resulting improved profitability, but more importantly due to the generation of adequate cash flow, the Company was able to increase capital expenditures to approximately $36 million during fiscal 1995 compared with $23 million in fiscal 1994 and $12 million in fiscal

1993. Consistent with the philosophy of maintaining efficient, low cost production facilities, the Company is continuing its aggressive capital investment program which began during fiscal 1995. Anticipated capital expenditures for fiscal 1996 are estimated at $50 million. This plan continues to be based upon internally generated funds and maintaining debt generally at existing levels. With the continuing strengthening of our Company, we are now poised to more effectively compete, grow and provide improvements in the quality and cost of our products as well as customer service.

ACCOUNTING STANDARDS

     Statement of Financial Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112), was issued in November 1992. SFAS 112 establishes standards of financial accounting and reporting for the estimated costs of benefits provided by an employer to former or inactive employees after employment but before retirement. The Company adopted SFAS 112 during fiscal 1995. The impact of SFAS 112 was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Financial statements and supplementary data of the Company are included in this Annual Report of Form 10-K beginning on page F-1 and are listed in Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the captions (Election of Directors) and (Management) in the Company's definitive Proxy Statement relating to its 1995 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not deemed to be filed as part of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 1995 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not deemed to be filed as part of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the caption "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement relating to its 1995 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not deemed to be filed as part of this report.

ITEM 13. CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the caption "Certain Transactions" in the Company's definitive Proxy Statement relating to its 1995 Annual Meeting of Stockholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not deemed to be filed as part of this report.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Northwestern Steel and Wire Company

     We have audited the accompanying consolidated balance sheets of Northwestern Steel and Wire Company and Subsidiaries as of July 31, 1995 and 1994 and the related consolidated statements of stockholders' equity, operations and cash flows for each of the three years in the period ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwestern Steel and Wire Company and Subsidiaries as of July 31, 1995 and 1994 and the consolidated results of their operations and cash flows for each of the three years in the period ended July 31, 1995 in conformity with generally accepted accounting principles.

     As discussed in Notes 1, 2 and 3 to the consolidated financial statements, the Company adopted in 1993 the method of accounting for postretirement benefits other than pensions prescribed by Statement of Financial Accounting Standards No. 106, and the method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109.

                                          COOPERS & LYBRAND L.L.P.

Chicago, Illinois
September 18, 1995

                      NORTHWESTERN STEEL AND WIRE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                              AS OF JULY 31,
                                                                           --------------------
                                                                             1995        1994
                                                                           --------    --------
                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................................   $ 14,275    $ 12,817
  Receivables, less allowance of $1,000.................................     58,878      57,276
  Inventories...........................................................     90,577      84,682
  Deferred income taxes.................................................     15,344       7,402
  Other assets..........................................................      6,971       6,822
                                                                           --------    --------
       Total current assets                                                 186,045     168,999
                                                                           --------    --------
PLANT AND EQUIPMENT, at cost, less accumulated depreciation of $141,321
  and $118,278, respectively............................................    229,708     217,178
DEFERRED FINANCING COSTS................................................      5,655       6,877
ORGANIZATIONAL AND PRE-OPERATING COSTS..................................         --       1,122
                                                                           --------    --------
       Total assets.....................................................   $421,408    $394,176
                                                                           ========    ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable......................................................   $ 66,441    $ 67,112
  Accrued expenses......................................................     23,810      22,880
  Current portion of long term debt.....................................      6,390          90
                                                                           --------    --------
       Total current liabilities........................................     96,641      90,082
LONG TERM DEBT..........................................................    162,110     166,942
DEFERRED EMPLOYEE BENEFIT OBLIGATIONS...................................     75,042      79,246
DEFERRED INCOME TAXES...................................................      4,744       7,402
                                                                           --------    --------
                                                                            338,537     343,672
                                                                           --------    --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Common stock, par value $.01 per share; outstanding 24,809,842 and
     24,715,022 shares, respectively....................................    123,609     123,098
  Retained (deficit) earnings...........................................    (25,721)    (52,699)
  Minimum pension liability.............................................     (9,693)    (14,572)
  Treasury shares, at cost; 420,144 and 420,014 shares, respectively....     (5,324)     (5,323)
                                                                           --------    --------
  Total shareholders' equity............................................     82,871      50,504
                                                                           --------    --------
       Total liabilities and shareholders' equity.......................   $421,408    $394,176
                                                                           ========    ========

   The accompanying notes are an integral part of the consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                              CLASS A                 CLASS B
                                           COMMON STOCK            COMMON STOCK            COMMON STOCK
                                          $.01 PAR VALUE          $.01 PAR VALUE          $.01 PAR VALUE       RETAINED
                                       ---------------------   ---------------------   ---------------------   EARNINGS
                                         SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT    (DEFICIT)   OTHER
                                       ----------   --------   ----------   --------   ----------   --------   --------   --------
Balance at July 31, 1992..............  4,410,125   $ 25,000    3,345,154   $ 11,259                           $(15,014)  $ (7,045)
Net loss..............................                                                                          (47,695)
Treasury shares.......................
Shares converted...................... (4,410,125)   (25,000)  (3,345,154)   (11,259)   7,755,279   $ 36,259
Shares sold -- 1992 Investment........                                                  8,750,000     29,225
SARs distributed 1992 Investment......                                                    425,481      1,702
SARs distributed......................                                                     14,750         59
Shares sold to employees..............                                                    199,752        799
Options exercised.....................                                                     33,278        133
ESOP compensation earned..............                                                                                       3,846
Shares sold -- Recapitalization.......                                                  7,392,680     54,279
ESOP compensation earned --
  Recapitalization....................                                                                                       3,199
SARs distributed --
  Recapitalization....................                                                     60,735        486
                                       ----------   --------   ----------   --------   ----------   --------   --------   --------
Balance at July 31, 1993..............                    --                      --   24,631,955    122,942    (62,709)        --
Net income............................                                                                           10,010
Treasury shares.......................                                                                   (21)
Options exercised.....................                                                     83,067        332
Cost from prior year stock issuance...                                                                  (155)
Establishment of minimum
  pension liability...................                                                                                     (14,572)
                                       ----------   --------   ----------   --------   ----------   --------   --------   --------
Balance at July 31, 1994..............                    --                      --   24,715,022    123,098    (52,699)   (14,572)
Net income............................                                                                           26,978
Treasury shares.......................
Options exercised.....................                                                     94,820        361
Contributed capital...................                                                                   150
Change in minimum pension liability...                                                                                       4,879
                                       ----------   --------   ----------   --------   ----------   --------   --------   --------
Balance at July 31, 1995..............              $     --                $     --   24,809,842   $123,609   $(25,721)  $ (9,693)
                                       ==========   ========   ==========   ========   ==========   ========   ========   ========


                                         TREASURY SHARES       TOTAL
                                        -----------------  STOCKHOLDERS'
                                        SHARES    AMOUNT      EQUITY
                                        -------   -------  -------------
                                       <
Balance at July 31, 1992..............  169,191   $(3,867)   $  10,333
Net loss..............................                         (47,695)
Treasury shares.......................  250,823    (1,476)      (1,476)
Shares converted......................                              --
Shares sold -- 1992 Investment........                          29,225
SARs distributed 1992 Investment......                           1,702
SARs distributed......................                              59
Shares sold to employees..............                             799
Options exercised.....................                             133
ESOP compensation earned..............                           3,846
Shares sold -- Recapitalization.......                          54,279
ESOP compensation earned --
  Recapitalization....................                           3,199
SARs distributed --
  Recapitalization....................                             486
                                        -------   -------     --------
Balance at July 31, 1993..............  420,014    (5,343)      54,890
Net income............................                          10,010
Treasury shares.......................                 20           (1)
Options exercised.....................                             332
Cost from prior year stock issuance...                            (155)
Establishment of minimum
  pension liability...................                         (14,572)
                                        -------   -------     --------
Balance at July 31, 1994..............  420,014    (5,323)      50,504
Net income............................                          26,978
Treasury shares.......................      130        (1)          (1)
Options exercised.....................                             361
Contributed capital...................                             150
Change in minimum pension liability...                           4,879
                                        -------   -------     --------
Balance at July 31, 1995..............  420,144   $(5,324)   $  82,871
                                        =======   =======     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      NORTHWESTERN STEEL AND WIRE COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA )

                                                                   FOR THE YEARS ENDED JULY 31,
                                                                 --------------------------------
                                                                   1995        1994        1993
                                                                 --------    --------    --------
Net sales.....................................................   $638,420    $603,609    $539,210
                                                                 --------    --------    --------
Cost and operating expenses:
  Cost of goods sold (excluding depreciation).................    563,325     540,701     484,122
  Depreciation................................................     23,043      22,205      21,926
  Selling and administrative..................................     11,334      10,882      11,608
                                                                 --------    --------    --------
       Total cost and operating expenses......................    597,702     573,788     517,656
                                                                 --------    --------    --------
Operating profit..............................................     40,718      29,821      21,554
                                                                 --------    --------    --------
Other income and expenses:
  Interest expense............................................     19,674      19,221      23,200
  Interest and other income...................................       (134)       (130)       (124)
                                                                 --------    --------    --------
       Total other income and expenses........................     19,540      19,091      23,076
                                                                 --------    --------    --------
Income (loss) before income taxes, extraordinary item and
  cumulative effect of accounting change......................     21,178      10,730      (1,522)
(Benefit) provision for income taxes..........................     (5,800)        720          --
                                                                 --------    --------    --------
Income (loss) before extraordinary item and cumulative effect
  of accounting change........................................     26,978      10,010      (1,522)
Extraordinary loss related to early retirement of debt........         --          --      (6,395)
Cumulative effect of accounting change........................         --          --     (39,778)
                                                                 --------    --------    --------
Net income (loss).............................................   $ 26,978    $ 10,010    $(47,695)
                                                                 ========    ========    ========
Income (loss) before extraordinary item and cumulative effect
  of accounting change per share..............................   $   1.07    $   0.40    $  (0.08)
Extraordinary item related to early retirement of debt per
  share.......................................................         --          --       (0.35)
Cumulative effect of accounting change per share..............         --          --       (2.19)
                                                                 --------    --------    --------
Net income (loss) per share...................................   $   1.07    $   0.40    $  (2.62)
                                                                 ========    ========    ========
Net tons shipped..............................................      1,662       1,632       1,577
                                                                 ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEARS ENDED JULY 31,
                                                               ----------------------------------
                                                                 1995         1994        1993
                                                               ---------    --------    ---------
Cash Flow From Operations:
  Net income (loss).........................................   $  26,978    $ 10,010    $ (47,695)
  Extraordinary item related to early retirement of debt....          --          --        6,395
  Cumulative effect of accounting change....................          --          --       39,778
  Depreciation..............................................      23,043      22,205       21,926
  Loss on sale of plant and equipment.......................          --          14           --
  Amortization of deferred financing costs and debt
     discount...............................................       2,176       2,294        1,690
  Amortization of organizational and pre-operating costs....       1,122       1,122        1,123
  Deferred income tax benefit...............................     (10,600)         --
  Increase in receivables...................................      (1,602)     (3,247)      (8,355)
  Increase in inventories...................................      (5,895)     (8,960)     (26,437)
  (Increase) decrease in other current assets...............        (149)     (1,701)         919
  Increase in deferred employee benefits....................         676         631        3,545
  Increase in accounts payable and accrued expenses.........         258       9,190        3,752
  Deferred interest due at maturity.........................          15       2,147        2,709
  Unearned ESOP compensation................................          --          --        7,045
                                                               ---------    --------    ---------
Net cash provided by operations.............................      36,022      33,705        6,395
                                                               ---------    --------    ---------
Cash Flows From Investing Activities:
  Capital expenditures......................................     (35,573)    (22,930)     (12,271)
  Proceeds from sale of plant and equipment.................          --          48           --
                                                               ---------    --------    ---------
Net cash used in investing activities.......................     (35,573)    (22,882)     (12,271)
                                                               ---------    --------    ---------
Cash Flows From Financing Activities:
  Payment of long term debt and repayment on revolver
     loans..................................................    (165,246)    (97,645)    (343,163)
  Purchase of treasury shares...............................          (1)         --       (1,476)
  Payment of ESOP debt......................................          --          --       (9,930)
  Issuance of long term debt and borrowings under revolver
     loans..................................................     165,745      97,689      282,239
  Proceeds from issuance of Common Stock....................          --          --       95,073
  Costs related to the issuance of Common Stock.............          --        (155)      (8,637)
  Exercise of stock options.................................         511         332           --
  Payment of deferred financing costs.......................          --          --       (4,173)
  Payment of prepayment penalty.............................          --          --       (3,084)
                                                               ---------    --------    ---------
Net cash provided by financing activities...................       1,009         221        6,849
                                                               ---------    --------    ---------
  Increase in cash and cash equivalents.....................       1,458      11,044          973
Cash and Cash Equivalents:
  Beginning of period.......................................      12,817       1,773          800
                                                               ---------    --------    ---------
  End of period.............................................   $  14,275    $ 12,817    $   1,773
                                                               =========    ========    =========
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
  Interest..................................................   $  17,716    $ 14,859    $  20,670
  Income taxes paid.........................................       6,184       1,380          159

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

CONSOLIDATION

     The Company has three wholly-owned subsidiaries, Northwestern Steel and Wire Company (a Delaware corporation) which performs the sales, management and other administrative services, Northwestern Steel and Wire Company (a Texas corporation) which operates the Houston rolling mill and Northwestern Steel and Wire Company - Kentucky (a Delaware corporation) which has been established to operate a wire mesh facility. The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

     The Company provides for depreciation of plant and equipment commencing when placed in service based on methods and rates designed to amortize the cost over the estimated useful lives (generally 40 years for buildings, 12 and 18 years for mill machinery and a 3 to 20 year range for all other equipment). Depreciation is computed principally on the straight line method for financial reporting purposes while accelerated methods and straight line methods are used for income tax purposes.

DEFERRED FINANCING COSTS

     The Company defers direct costs of debt financing and amortizes such costs over the life of the loan arrangement.

                      NORTHWESTERN STEEL AND WIRE COMPANY

ORGANIZATIONAL AND PRE-OPERATING COSTS

     The Company defers organizational and pre-operating costs incurred prior to the opening of a new facility and amortizes such costs over 5 years, starting with the first shipments of product to customers.

INCOME TAXES

     Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The adoption of SFAS No. 109 for the year ended July 31, 1993 did not have a material effect upon the Company's financial position or net income.

NET INCOME PER SHARE

     Per share amounts are based on the average shares outstanding of 25,152,215, 25,185,389 and 18,170,143 for the periods ended July 31, 1995, 1994 and 1993, respectively. Average shares outstanding for the years ended July 31, 1995 and 1994 include the dilutive impact of shares issuable pursuant to the Company's stock option plans. The average shares outstanding for the year ended July 31, 1993 include the dilutive impact of shares issued pursuant to the 1992 Investment and the dilutive impact of shares granted to senior management (the "Management Stock Option Plan") and shares granted to employees (the "Employee Stock Purchase and Option Plan"), such shares being issued or issuable and such options granted within one year prior to the initial public offering.

BENEFITS FOR RETIRED EMPLOYEES

     The Company provides pension benefits to substantially all hourly and salaried employees under noncontributory plans. The pension costs are funded by the Company in accordance with the requirements of ERISA. The estimated costs of the pension benefits are recognized based on annual cost determinations performed by the Company's independent actuarial firm.

     The Company also provides postretirement welfare benefits (life insurance and medical) to substantially all its retired employees. These benefits are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 106. Effective August 1, 1992, the Company adopted SFAS No. 106. Upon adoption, the Company elected to record the transition obligation as a one-time charge against earnings, rather than amortize it over a number of years. This charge was $39.8 million or $2.19 per share and represented the actuarially computed present value of estimated future benefits to current retirees plus that portion of benefits earned to date by active employees. The plan is unfunded and the Company pays for benefits on a current basis. The estimated costs of the postretirement benefits are recognized based on annual cost determinations performed by the Company's independent actuarial firm.

CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand, amounts due from banks, and other liquid instruments purchased with an original maturity of three months or less.

2. EMPLOYEE BENEFIT PLANS

     The provisions of SFAS No. 87 and SFAS No. 106 require the adjustment to the discount rate in line with current and expected to be available interest rates on high quality fixed-income instruments. Due to the recent trend in long-term interest rates, the Company reduced its assumed discount rate from 8.45% to 7.91% for fiscal 1995. In addition, the Company has also reduced its ultimate trend rate for postretirement benefits from 4.6% to 4.1%.

                      NORTHWESTERN STEEL AND WIRE COMPANY

     A non-cash increase to shareholders' equity of $4,879,000 during fiscal 1995 resulted principally from the change in discount rate, pension asset changes and pension payouts. Unlike SFAS No. 87, changes of discount rates and ultimate trend rates under SFAS No. 106 do not result in an immediate charge to shareholders' equity.

     The aggregate cost to the Company of the hourly and salaried pension plans retirement benefits for the three years ended July 31 were as follows:

                                                          1995          1994          1993
                                                        --------      --------      --------
                                                                   (IN THOUSANDS)
    Benefits earned during the period (service
      cost)..........................................   $  3,569      $  4,004      $  3,331
    Interest cost on projected benefit obligation....     17,944        17,075        17,822
    Return on plan assets -- actual..................    (12,633)       (4,401)      (12,896)
    Net amortization and deferral....................     (2,683)      (11,045)       (4,166)
                                                        --------      --------      --------
    Net pension cost.................................   $  6,197      $  5,633      $  4,091
                                                        ========      ========      ========

     Deferred gains and losses are amortized over the average remaining future service periods (approximately 15 years).

     The Company's pension plan assets include principally equity and fixed income securities. The following table presents a reconciliation of the funded status of the pension plans to the amounts included as accrued expenses and deferred employee benefit obligations in the accompanying balance sheets at July 31, 1995 and 1994.

                                                                 1995                    1994
                                                         --------------------    --------------------
                                                          HOURLY     SALARIED     HOURLY     SALARIED
                                                           PLAN        PLAN        PLAN        PLAN
                                                         --------    --------    --------    --------
                                                                        (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligations (including vested
     benefits of $155,939 for 1995 and $143,359 for
     1994 for the Hourly Plan and $51,810 for 1995 and
     $47,506 for 1994 for the Salaried Plan)..........   $166,458    $ 54,465    $152,854    $ 49,906
  Effect of increase in compensation..................      9,847       3,837      13,065       4,206
                                                         --------     -------    --------     -------
  Projected benefit obligation........................    176,305      58,302     165,919      54,112
Plan assets at fair value.............................    155,922      56,635     136,829      51,380
                                                         --------     -------    --------     -------
Plan assets (less than) in excess of projected benefit
  obligation..........................................    (20,383)     (1,667)    (29,090)     (2,732)
Unrecognized net loss.................................     19,540       7,654      27,637       8,709
Adjustment required to recognize minimum liability....     (9,693)         --     (14,572)         --
                                                         --------     -------    --------     -------
Pension (liability) asset.............................   $(10,536)   $  5,987    $(16,025)   $  5,977
                                                         ========     =======    ========     =======

     Significant assumptions used in determining plan benefit obligations at the end of July 31, 1995 and 1994 include a discount rate of 7.91% and 8.45%, respectively, and a rate of projected compensation increase of 3.5% for 1995 and 1994. The assumed long-term rate of return on plan assets for determining net pension costs was 9% for 1995 and 1994.

                      NORTHWESTERN STEEL AND WIRE COMPANY

     Summary information on the Company's postretirement plan other than pensions is as follows:

                                                                             1995        1994
                                                                           --------    --------
                                                                              (IN THOUSANDS)
Financial Status of Plan:
  Accumulated postretirement benefit obligation (APBO) as of July 31:
     Retirees...........................................................   $(39,266)   $(36,095)
     Fully eligible active plan participants............................     (8,986)     (7,555)
     Other active plan participants.....................................    (21,205)    (21,606)
                                                                           --------    --------
                                                                            (69,457)    (65,256)
     Less plan assets at fair value.....................................          0           0
                                                                           --------    --------
     Funded status......................................................    (69,457)    (65,256)
     Unrecognized prior service cost....................................     (3,523)         --
     Unrecognized net loss/(gain).......................................      6,711        (213)
                                                                           --------    --------
     Unfunded accrued cost..............................................   $(66,269)   $(65,469)
                                                                           ========    ========

     The components of net periodic postretirement benefit cost for the two years ended July 31 were as follows:

                                                                                1995      1994
                                                                               ------    ------
                                                                                (IN THOUSANDS)
Service cost, benefits attributed to employee service during the year.......   $1,074    $1,177
Interest cost on accumulated postretirement benefit obligation..............    5,329     4,754
Net amortization and deferral...............................................     (348)       --
                                                                               -------   ------
Net periodic postretirement benefit cost....................................   $6,055    $5,931
                                                                               =======   ======

     The discount rate used in determining the APBO was 7.91% and 8.45% at July 31, 1995 and 1994, respectively. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 7.7% in 1995 for pre-65 retirees and 7.0% for post-65 retirees declining to an ultimate rate of 4.1% over a 10-year period for both populations. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.6% in 1994 for pre-65 retirees and 7.7% for post-65 retirees declining to an ultimate rate of 4.6% over a 10-year period for both populations.

     If the health care cost trend rate assumptions were increased by 1% each year, the APBO as of July 31, 1995, would be increased by $9,035,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended would be increased by $885,000.

     The amounts paid for such benefits were $5.4 million, $5.1 million and $5.4 million for fiscal years ended July 31, 1995, 1994 and 1993, respectively.

3. INCOME TAXES

     As of July 31, 1995, the Company has approximately $29,400,000 of net operating loss carryforwards, which expire in 2006 and 2007. The
Recapitalization created an "ownership change" as defined by Section 382 of the Internal Revenue Code of 1986, as amended. As a result of this, the loss carryforwards of the Company are subject to an annual limitation of approximately $1,965,000.

     The Company also has investment tax credit and alternative minimum tax credit carryforwards of approximately $3,033,000 and $2,113,000, respectively. The ability to utilize such investment tax credit carryforwards and $1,769,000 of the alternative minimum tax credit carryforwards are subject to yearly limitations under Internal Revenue Code Section 382.

                      NORTHWESTERN STEEL AND WIRE COMPANY

     Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax effects will be realized in future years. A deferred tax benefit of approximately $10,600,000 was recorded in fiscal 1995, as the result of a reduction in the recorded valuation allowance. The basis for this reduction is the determination that the future profitability of the Company will more likely than not allow realization of certain deferred tax assets. The Company continues to record a valuation allowance with respect to the future tax benefits of certain bases differences, investment tax credits, alternative minimum tax credits and net operating loss carryforwards. This valuation allowance results from the uncertainty of the future tax benefits ultimate realization due to restrictions placed on their usage and the anticipated years in which they are expected to reverse.

     The types of temporary differences resulting from the difference between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liabilities and the deferred tax assets and their approximate tax effects are as follows (in thousands):

                                                   1995                          1994
                                                TEMPORARY         TAX         TEMPORARY         TAX
                                                DIFFERENCE       EFFECT       DIFFERENCE       EFFECT
                                                ----------      --------      ----------      --------
Trade accounts receivable....................     $  1,000      $    390        $  1,000      $    390
Inventories..................................        3,440         1,341           4,080         1,591
Intangible assets............................        3,654         1,425           3,655         1,425
Employee compensation........................       19,669         7,671          20,052         7,820
Other accrued liabilities....................          217            85             566           221
Retirement costs.............................       58,921        22,979          57,670        22,491
ITC and AMT carryforwards....................        5,146         5,146           5,489         5,489
Net operating loss...........................       29,432        11,479          39,032        15,222
                                                  --------      --------        --------      --------
     Subtotal................................      121,479        50,516         131,544        54,649
Less: valuation allowance....................      (31,678)      (15,509)        (67,276)      (29,584)
                                                  --------      --------        --------      --------
Total deferred tax asset.....................     $ 89,801      $ 35,007        $ 64,268      $ 25,065
                                                  ========      ========        ========      ========
Property, plant and equipment................     $ 62,582      $ 24,407        $ 64,268      $ 25,065
                                                  --------      --------        --------      --------
Total deferred tax liability.................     $ 62,582      $ 24,407        $ 64,268      $ 25,065
                                                  ========      ========        ========      ========
Net deferred tax asset.......................     $ 27,219      $ 10,600        $     --      $     --
                                                  ========      ========        ========      ========

     The (benefit) provision for income taxes consists of the following (in thousands):

                                                               1995        1994      1993
                                                             --------      ----      ----
        Current...........................................   $  4,800      $720      $ --
        Deferred..........................................    (10,600)       --        --
                                                             --------      ----      ----
        Total income tax (benefit) expense................   $ (5,800)     $720      $ --
                                                             ========      ====      ====

     The provision for income taxes on income differs from expected tax expense (benefit) computed by applying the federal corporate rate as follows (in thousands):

                                                           1995         1994        1993
                                                         --------      -------      -----
        Taxes computed at statutory rate..............   $  7,200      $ 3,648      $(517)
        Utilization of net operating loss
          carryforward................................     (3,274)      (3,809)        --
        Current benefit of deferred tax asset.........    (10,600)          --         --
        Other.........................................        874          881        517
                                                         --------      -------      -----
        Total tax (benefit) provision.................   $ (5,800)     $   720      $  --
                                                         ========      =======      =====

                      NORTHWESTERN STEEL AND WIRE COMPANY

     The 1995 deferred tax benefit results from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes. The source of these differences and tax effect of each were as follows:

        Differences in tax and book inventory...............................   $  (250)
        Utilization of NOL carryforward.....................................    (3,743)
        Change in employee compensation.....................................      (149)
        Change in other accrued liabilities.................................      (136)
        Change in retirement costs..........................................       488
        ITC and AMT credit carryforwards....................................      (343)
        Difference in tax and book asset bases..............................       658
        Change in valuation allowance for deferred tax asset................    14,075
                                                                               -------
        Deferred tax benefit................................................   $10,600
                                                                               =======

4. DEBT AND CREDIT ARRANGEMENTS

                                                                                INTEREST
                                                         1995        1994       RATE(S)
                                                       --------    --------    ----------
                                                                 (IN THOUSANDS)
Credit Agreement:
  Rollover Term Loan................................   $ 41,912    $ 44,503      13.1%
  Revolver Loan.....................................         --          --      10.25%   Variable
Deferred Financing Fee..............................      7,673       6,818      9.75%    Variable
9.5% Senior Notes due 2001, net of discount.........    114,419     114,320       9.5%
Other notes payable.................................      4,496       1,391    3% & 7.75%
                                                       --------    --------
                                                        168,500     167,032
Less Current Portion................................      6,390          90
                                                       --------    --------
                                                       $162,110    $166,942
                                                       ========    ========
Market value of total debt..........................   $170,093    $164,281
                                                       ========    ========

     Chemical Bank and certain other lenders provided financing (as so amended, the "Senior Credit Facility") to the Company in the form of four facilities (of which two have been extinguished as of July 31, 1993): (i) a rollover term loan in the amount of $50 million and (ii) a revolving credit loan providing available borrowings up to $65 million. The revolving credit loan expires on May 9, 1997, but may be renewed on an annual basis thereafter with the unanimous approval of Chemical Bank and any other participating lenders. The interest rates indicated above are as of July 31, 1995.

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

     The rollover term loan is required to be repaid in quarterly installments of approximately $1,574,000 beginning October 31, 1995. Future installments vary by year with final maturity on April 30, 1999. The Senior Credit Facility provides that the rollover term loan bears interest at a fixed annual rate of 13.07%, provided, that, through July 31, 1994, interest on the term loan was required to be paid at a floating annual rate equal to the Alternate Base Rate (as defined in the Senior Credit Facility) plus 1.5% and, provided further, that the difference between interest accrued at the fixed annual rate of 13.07% and interest paid as described above was deferred monthly in arrears and added to the principal of the rollover term loan. Such deferred interest bears interest which is required to be paid monthly in arrears at a floating rate equal to the

                      NORTHWESTERN STEEL AND WIRE COMPANY

Alternate Base Rate plus 1.5%, and the deferred interest added to principal is required to be paid in full on the date of the final installment of principal of the rollover term loan. The Company is also required to prepay the rollover term loans to the extent of Excess Cash Flow (as defined in the Senior Credit Facility), which resulted in a prepayment of approximately $2,606,000 during fiscal 1995.

     The loans under the Senior Credit Facility are collateralized by a lien on substantially all of the Company's assets, and all loans are cross-collateralized. The revolving credit loan under the Senior Credit Facility will be available to the extent that the Company satisfies certain borrowing base criteria. At July 31, 1995 there were no borrowings under the revolver loan and approximately $61.7 million was available to the Company.

     In connection with the Senior Credit Facility, the Company had previously agreed to pay Chemical Bank a fee of $5 million, which was to be deferred until the Houston Facility began to earn revenue (as defined) and which would be payable thereafter in accordance with a formula. As a result of an amendment to the Senior Credit Facility in September 1991, the terms of the $5 million fee were modified to provide that the entire fee became due and payable immediately, but that Chemical Bank would defer payment until the principal amount of all loans under the Senior Credit Facility are paid in full. The deferred fee bears interest at the adjusted LIBOR for the interest period then in effect plus 4% compounded monthly, with the payment of interest also being deferred until such principal amount has been paid in full.

     Pursuant to the Senior Credit Facility, the lenders receive a quarterly commitment fee of 1/2% per annum based on the average unused amount of the commitment of the lenders under the Senior Credit Facility.

     At July 31, 1995, $114,419,000 (net of unamortized discount of $581,000) of Senior Notes were outstanding. The Senior Notes bear interest at the rate of 9.5% per annum, payable semi-annually on June 15 and December 15. The Company will be required to redeem on June 15, 2001 the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. The Senior Notes may not be redeemed prior to June 15, 1997. On or after June 15, 1997, the Company may, at its option, redeem the Senior Notes in whole or in part at a premium plus accrued and unpaid interest. On or after June 15, 1999, the Company may redeem in whole or in part the Senior Notes at the aggregate principal amount plus accrued and unpaid interest.

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

     Annual maturities of long term debt for the years subsequent to fiscal 1995 are; 1996, $6,390,000; 1997, $8,181,000; 1998, $8,146,000; 1999, $29,174,000;
2000, $669,000 and thereafter of $115,940,000.

     The Company estimated the market value of its total debt by utilizing a discounted cash flow methodology.

                      NORTHWESTERN STEEL AND WIRE COMPANY

5. SUPPLEMENTAL BALANCE SHEET DATA

     The following balance sheet information is provided as of July 31,:

                                                                          1995          1994
                                                                        --------      --------
                                                                            (IN THOUSANDS)
INVENTORIES:
Raw materials and supplies...........................................   $ 21,907      $ 19,330
Semi-finished products...............................................     33,839        25,633
Finished products....................................................     34,831        39,719
                                                                        --------      --------
                                                                        $ 90,577      $ 84,682
                                                                        ========      ========
PLANT AND EQUIPMENT:
Land.................................................................   $  5,651      $  5,559
Buildings............................................................     31,833        29,511
Machinery and equipment..............................................    318,627       296,734
Construction in progress.............................................     14,918         3,652
                                                                        --------      --------
     Total...........................................................    371,029       335,456
Less accumulated depreciation........................................    141,321       118,278
                                                                        --------      --------
     Net plant and equipment.........................................   $229,708      $217,178
                                                                        ========      ========
ACCRUED EXPENSES:
Salaries and wages...................................................   $ 12,609      $ 11,291
Pensions.............................................................     (6,229)       (6,385)
Postretirement welfare benefits......................................      5,000         5,000
Other employment costs...............................................      7,738         7,667
Accrued interest.....................................................      1,510         1,530
Taxes other than income..............................................      2,214         2,393
Insurance and other..................................................        968         1,384
                                                                        --------      --------
                                                                        $ 23,810      $ 22,880
                                                                        ========      ========
DEFERRED EMPLOYEE BENEFIT OBLIGATIONS:
Postretirement welfare benefits......................................   $ 61,269      $ 60,469
Supplemental unemployment benefits...................................      1,060         1,058
Deferred minimum pension liability...................................      9,693        14,572
Workers' compensation................................................      3,000         3,000
Other benefit plan...................................................         20           147
                                                                        --------      --------
                                                                        $ 75,042      $ 79,246
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

                      NORTHWESTERN STEEL AND WIRE COMPANY

     The future minimum rental payments required for the noncancelable lease term of the operating leases as of July 31, 1995, were as follows:

     Fiscal year ending July 31:

                                                                           (IN THOUSANDS)
        1996............................................................       $1,861
        1997............................................................        1,454
        1998............................................................          827
        1999............................................................           80
        2000............................................................           10
        Remaining years.................................................           20
                                                                               ------
             Total minimum future lease payments........................       $4,252
                                                                               ======

     Rental expense under operating leases for the years ended July 31, 1995, 1994 and 1993 was approximately $2,364,000; $4,300,000; and $4,603,000, respectively.

7. STOCKHOLDERS' EQUITY

     The Company's authorized shares are as follows:

        Common Stock......................................................   75,000,000
        Preferred Stock...................................................    1,000,000

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

     The Company established a Management Stock Option Plan and reserved 900,000 shares of Common Stock for future grants at fair market value at the date of grant to certain members of senior management. Options to purchase an aggregate of 704,000 shares of Common Stock at an exercise price of $4.00 per share and 37,500 shares of Common Stock at an exercise price of $9.88 per share remain outstanding under the Management Stock Option Plan. At July 31, 1995, 576,000 exercisable options were outstanding. The remaining options granted will vest based upon the continued employment of the employees. The options granted pursuant to the Management Stock Option Plan expire on the earlier of ten years from date of grant or one year from the date of the employee's termination.

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

     As of July 31, 1995, certain salaried and hourly employees purchased 153,665 shares of Common Stock pursuant to the Employee Stock Purchase and Option Plan at an exercise price of $4.00 per share. Options to

                      NORTHWESTERN STEEL AND WIRE COMPANY
purchase 45,226 shares of Common Stock at an exercise price of $4.00 per share remain outstanding under the Employee Stock Purchase and Option Plan which generally expire on the earlier of August 12, 2002 or one year from the date of the employee's termination.

     During fiscal 1994, the Company approved the establishment of the 1994 Long Term Incentive Plan (the "1994 Plan") and reserved 1,250,000 shares of Common Stock for issuance under the 1994 Plan. The 1994 Plan provides for the granting to key employees and other key individuals who perform services for the Company stock options, stock appreciation rights and restricted stock that the Board of Directors or a duly appointed committee thereof deems to be consistent with the purposes of the 1994 Plan. Options to purchase 137,000 shares of Common Stock at an exercise price of $9.00 per share and 125,000 shares of Common Stock at an exercise price of $6.00 per share are outstanding at July 31, 1995.

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

     The Company paid a management fee of $75,000 to certain former Class B Stockholders for the fiscal year ended July 31, 1993. No such fees were incurred in fiscal 1995 and 1994.

8. COMMITMENTS AND CONTINGENCIES

     At July 31, 1995, the Company has commitments for capital expenditures of approximately $27,200,000. The major expenditures committed to include approximately $10,000,000 for new concrete reinforcing mesh production equipment and approximately $15,000,000 for improvements to the Company's Sterling, Illinois facility. The improvements to the Sterling facility include a second ladle metallurgical station, a state-of-the-art high voltage transformer and raw material handling equipment.

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

                      NORTHWESTERN STEEL AND WIRE COMPANY

     A wrongful death action against the Company was settled during fiscal 1995 and the Company's insurance carriers covered the losses. A separate wrongful death action was filed against the Company during 1995. The Company has not provided an accrual for this potential loss as the outcome of the action filed in 1995 cannot be predicted at this time. The Company believes that losses arising from the complaint, if any, also will be covered by the Company's insurance carriers.

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

     The Company believes that it is currently in substantial compliance with applicable environmental requirements and does not anticipate the need to make substantial expenditures for environmental control measures during fiscal 1996. However, as is the case with steel producers in general, if a release of hazardous substances located on the Company's property or used in general in the conduct of the Company's business occurs, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability and remedial cost could be material.

9. QUARTERLY SALES AND EARNINGS DATA (UNAUDITED)

     The following information is for the years ended July 31, 1995 and 1994:

                                                           QUARTER ENDED
                                        ---------------------------------------------------     TOTAL FOR
                                        OCTOBER 31     JANUARY 31     APRIL 30     JULY 31      THE YEAR
                                        ----------     ----------     --------     --------     ---------
                                                 (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
1995
Net sales............................    $153,546       $145,818      $166,594     $172,462     $ 638,420
Gross profit(1)......................      19,196         16,943        18,432       20,524        75,095
Net income(2)........................       4,261          2,215         3,428       17,074        26,978
Net income per share(2)..............         .17            .09           .14          .67          1.07
1994
Net sales............................    $156,043       $140,247      $150,356     $156,963     $ 603,609
Gross profit(1)......................      16,845         14,841        13,716       17,506        62,908
Net income...........................       3,242          1,671         1,660        3,437        10,010
Net income per share.................         .13            .07           .06          .14           .40

-------------------------
Notes:

(1) Gross profit is defined here as net sales less cost of goods sold excluding depreciation.

(2) For the quarter ended July 31, 1995, net income includes a $10.6 million tax benefit associated with the recognition of certain deferred tax assets which are now more likely than not to be realized.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Northwestern Steel and Wire Company

     Our report on the consolidated financial statements of Northwestern Steel and Wire Company and Subsidiaries is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index included in Item 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Chicago, Illinois
September 18, 1995

                                                                   SCHEDULE VIII

                      NORTHWESTERN STEEL AND WIRE COMPANY

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993
                           (IN THOUSANDS OF DOLLARS)

                                                   BALANCE AT     CHARGED TO                    BALANCE AT
                                                   BEGINNING      COSTS AND                       END OF
                  DESCRIPTION                      OF PERIOD       EXPENSES      DEDUCTIONS       PERIOD
------------------------------------------------   ----------     ----------     ----------     ----------
Allowance for doubtful accounts:
  FOR THE YEAR ENDED JULY 31, 1995..............     $1,000          $ 57          $  (57)        $1,000
                                                     ======          ====           =====         ======
  FOR THE YEAR ENDED JULY 31, 1994..............     $1,000          $ 91          $  (91)        $1,000
                                                     ======          ====           =====         ======
  FOR THE YEAR ENDED JULY 31, 1993..............     $1,500          $135          $ (635)        $1,000
                                                     ======          ====           =====         ======
Inventory valuation allowance:
  FOR THE YEAR ENDED JULY 31, 1995..............     $  690          $ --          $ (356)        $  334
                                                     ======          ====           =====         ======
  FOR THE YEAR ENDED JULY 31, 1994..............     $  809          $ --          $ (119)        $  690
                                                     ======          ====           =====         ======
  FOR THE YEAR ENDED JULY 31, 1993..............     $  665          $144          $   --         $  809
                                                     ======          ====           =====         ======

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

                                                                                           PAGE
                                                                                           ----
1.    Report of Independent Accountants.................................................    F-1
      Consolidated Balance Sheets as of July 31, 1995 and 1994..........................    F-2
      Consolidated Statements of Stockholders' Equity for the years July 31, 1995, 1994
      and 1993..........................................................................    F-3
      Consolidated Statements of Operations for the years ended July 31, 1995, 1994 and
      1993..............................................................................    F-4
      Consolidated Statements of Cash Flows for the years ended July 31, 1995, 1994 and
      1993..............................................................................    F-5
      Notes to Financial Statements.....................................................    F-6
2.    Financial Statements Schedules:
      Quarterly Sales and Earnings Data (Unaudited).....................................   F-16
      Report of Independent Accountants.................................................   F-17
      Schedule VIII -- Valuation and Qualifying Accounts for the years ended July 31,
      1995, 1994 and 1993...............................................................   F-18
3.    (a) See Index to Exhibits on pages 14 through 19.
      (b) Exhibit 11.1 Computation of Income (Loss) Per Share
      (c) Exhibit 24. Consent of Independent Accountants
      (d) No reports on Form 8-K were filed during the last fiscal quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORTHWESTERN STEEL AND WIRE COMPANY

                                        By:        /s/ ROBERT N. GURNITZ
                                        ----------------------------------------
                                                     Robert N. Gurnitz
                                                  Chairman of the Board,
                                           President and Chief Executive Officer

Date: October 26, 1995

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             SIGNATURES                               TITLE                         DATE
------------------------------------   ------------------------------------   -----------------
       /s/ ROBERT N. GURNITZ           Chairman of the Board, President,       October 26, 1995
------------------------------------   Chief Executive Officer, Principal
         Robert N. Gurnitz             Executive Officer and Director

        /s/ EDWARD G. MARIS            Senior Vice President, Chief            October 26, 1995
------------------------------------   Financial Officer, Secretary and
          Edward G. Maris              Treasurer, Principal Financial and
                                       Accounting Officer

       /s/ WILLIAM F. ANDREWS          Director                                October 26, 1995
------------------------------------
         William F. Andrews

       /s/ WARNER C. FRAZIER           Director                                October 26, 1995
------------------------------------
         Warner C. Frazier

     /s/ DARIUS W. GASKINS, JR.        Director                                October 26, 1995
------------------------------------
       Darius W. Gaskins, Jr.

       /s/ JAMES A. KOHLBERG           Director                                October 26, 1995
------------------------------------
         James A. Kohlberg

      /s/ CHRISTOPHER LACOVARA         Director                                October 26, 1995
------------------------------------
        Christopher Lacovara

       /s/ ALBERT G. PASTINO           Director                                October 26, 1995
------------------------------------
         Albert G. Pastino

       /s/ GEORGE W. PECK, IV          Director                                October 26, 1995
------------------------------------
         George W. Peck, IV

      /s/ RICHARD F. WILLIAMS          Director                                October 26, 1995
------------------------------------
        Richard F. Williams

                                 EXHIBIT INDEX

EXHIBIT                                                       INCORPORATED BY REFERENCE
NUMBER                   DESCRIPTION                              TO OTHER DOCUMENT
-------   -----------------------------------------   -----------------------------------------
 2.1      Stock Purchase Agreement dated as of July
          27, 1992 between the Company and KNSW....   Current Report on Form 8-K dated July 27,
                                                      1992, File No. 1-4288, Exhibit 2.1
 2.2      Management Subscription Agreement dated
          as of July 27, 1992 between the Company
          and the management investors named
          therein (the "Management Investors").....   Current Report on Form 8-K dated August
                                                      12, 1992, File No. 1-4288, Exhibit 2.3
 3.1      Second Amended and Restated Articles of
          Incorporation of the Company dated as of
          August 12, 1992..........................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 3.1
 3.2      Amended and Restated By-Laws of the
          Company..................................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 3.2
 4.1      Articles Four through Eight and Eleven of
          the Second Amended and Restated Articles
          of Incorporation of the Company dated as
          of August 12, 1992.......................   See Exhibit 3.1 above

 4.2      Articles II, VII, IX and XIII of the
          Amended and Restated By-Laws of the
          Company..................................   See Exhibit 3.2 above

 4.3      Management Subscription Agreement dated
          as of July 27, 1992 between the Company
          and Management Investors.................   See Exhibit 2.2 above

 4.4      Fourth Amendment dated as of March 2,
          1994 to the Amended and Restated Credit
          Agreement................................   Quarterly Report on Form 10-Q for the
                                                      quarterly period ended April 30, 1994.
                                                      File No. 1-4288, Exhibit 4.1
 4.5      Seventh Amendment dated as of March 31,
          1995 to the Amended and Restated Credit
          Agreement................................   Annual Report of Form 10-K for the fiscal
                                                      year ended July 31, 1995, File No. 1-4288
 4.6      Eighth Amendment dated as of June 2, 1995
          to the Amended and Restated Credit
          Agreement................................   Annual Report of Form 10-K for the fiscal
                                                      year ended July 31, 1995, File No. 1-4288
 4.7      Ninth Amendment dated as of June 21, 1995
          to the Amended and Restated Credit
          Agreement................................   Annual Report of Form 10-K for the fiscal
                                                      year ended July 31, 1995, File No. 1-4288

EXHIBIT                                                       INCORPORATED BY REFERENCE
NUMBER                   DESCRIPTION                              TO OTHER DOCUMENT
-------   -----------------------------------------   -----------------------------------------
 4.8      Amended and Restated Credit Agreement
          dated as of August 16, 1988, as amended
          and restated as of July 27, 1992, among
          the Company (as successor, by merger, to
          NW Acquisition Corporation), Northwestern
          Steel and Wire Company (formerly known as
          H/N Steel Company, Inc.), the Lenders
          named therein and Chemical Bank, as Agent
          (the "Amended and Restated Credit
          Agreement")..............................   Current Report on Form 8-K dated August
                                                      12, 1992, File No. 1-4288, Exhibit 2.4
 4.9      Revolving Credit Note dated June 22, 1989
          from the Company and H/N Steel Company,
          Inc. to Chemical Bank as agent under the
          Amended and Restated Credit Agreement....   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1989, File No.
                                                      1-4288, Exhibit 19.1
 4.10     Rollover Term Note dated June 22, 1989
          from the Company and H/N Steel Company,
          Inc. to Chemical Bank as agent under the
          Amended and Restated Credit Agreement....   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1989, File No.
                                                      1-4288, Exhibit 19.2
 4.11     Form of Revolving Credit Notes dated June
          22, 1989 as amended as of July 27, 1992
          from the Company and Northwestern Steel
          and Wire Company (formerly H/N Steel
          Company, Inc.), a Texas corporation, to
          lenders under the Amended and Restated
          Credit Agreement.........................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 4.11
 4.12     Form of Rollover Term Notes dated June
          22, 1989 as amended as of July 27, 1992
          from Northwestern Steel and Wire Company
          and Northwestern Steel and Wire Company
          (formerly H/N Steel Company, Inc.), a
          Texas corporation, to lenders under the
          Amended and Restated Credit Agreement....   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 4.12
 4.13     Mortgage, Security Agreement and
          Assignment of Rents dated as of August
          16, 1988 from the Company to Chemical
          Bank as collateral agent.................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1989, File No.
                                                      1-4288, Exhibit 19.5

EXHIBIT                                                       INCORPORATED BY REFERENCE
NUMBER                   DESCRIPTION                              TO OTHER DOCUMENT
-------   -----------------------------------------   -----------------------------------------
 4.14     Agreement of Modification of Mortgage,
          Security Agreement and Assignment of
          Rents dated as of June 21, 1989 between
          the Company and Chemical Bank as
          collateral agent.........................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1989, File No.
                                                      1-4288, Exhibit 19.6
 4.15     Deed of Trust, Security Agreement and
          Assignment of Leases and Rents dated as
          of June 21, 1989 from H/N Steel Company,
          Inc. to David W. Hannah, Jr. as Trustee
          for the benefit of Chemical Bank as
          collateral agent.........................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1989, File No.
                                                      1-4288, Exhibit 19.7
 4.16     Amended and Restated Security Agreement
          dated as of August 16, 1989 among the
          Company, H/N Steel Company, Inc. and
          Chemical Bank as collateral agent........   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1989, File No.
                                                      1-4288, Exhibit 19.8
 4.17     Second Amendment dated as of August 12,
          1992 to Mortgage, Security Agreement and
          Assignment of Rents dated as of August
          16, 1988 and amended as of June 21, 1989
          from the Company to Chemical Bank
          collateral agent.........................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 4.19
 4.18     Amendment dated as of August 12, 1992 to
          Deed of Trust, Security Agreement and
          Assignment of Rents and Leases dated as
          of June 21, 1989 from Northwestern Steel
          and Wire Company (formerly H/N Steel
          Company, Inc.), a Texas corporation, to
          David W. Hannah, Jr. as Trustee for the
          benefit of Chemical Bank as collateral
          agent....................................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 4.20
 4.19     Collateral Assignment of and Ratification
          of Security Interest in Intellectual
          Property Rights dated as of August 12,
          1992 by and among the Company,
          Northwestern Steel and Wire Company
          (formerly known as H/N Steel Company,
          Inc.), a Texas corporation, and Chemical
          Bank as collateral agent.................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 4.21

EXHIBIT                                                       INCORPORATED BY REFERENCE
NUMBER                   DESCRIPTION                              TO OTHER DOCUMENT
-------   -----------------------------------------   -----------------------------------------
 4.20     Pledge Agreement dated as of June 21,
          1989 between the Company and Chemical
          Bank as collateral agent.................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1989, File No.
                                                      1-4288, Exhibit 19.9
 4.21     Amended and Restated Lockbox Agreement
          dated as of June 21, 1989 between the
          Company, H/N Steel Company, Inc. and
          Chemical Bank as collateral agent for
          certain lenders under the Amended and
          Restated Credit Agreement and American
          National Bank and Trust Company of
          Chicago..................................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1989, File No.
                                                      1-4288, Exhibit 19.10
 4.22     Collateral Assignment dated as of June
          21, 1989 between H/N Steel Company and
          Chemical Bank as collateral agent........   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1989, File No.
                                                      1-4288, Exhibit 19.11
 4.23     Guarantee Agreement dated as of September
          25, 1990 between Northwestern Steel and
          Wire Company, a Delaware corporation, and
          the lenders named in the Amended and
          Restated Credit Agreement................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1990, File No.
                                                      1-4288, Exhibit 4.24
 4.24     Second Amendment to Amended and Restated
          Credit Agreement dated as of April 15,
          1993.....................................   Registration Statement No. 33-60716,
                                                      Exhibit 4.37
 4.25     Form of Indenture dated as of 1993,
          between the Company and Continental Bank,
          National Association, as Trustee
          (including form of Senior Note)..........   Registration Statement No. 33-60766,
                                                      Exhibit 4.38
 4.26     Northwestern Steel and Wire Company
          Employee Stock Ownership Plan............   Rule 13e-3 Transaction Statement, File
                                                      No. 5-10871, Exhibit 17(c)(vii)
 4.27     Amendment No. 1 to ESOP dated
          March 29, 1990...........................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 19.1
 4.28     Amendment No. 2 to ESOP effective as of
          August 1, 1990...........................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 19.2

EXHIBIT                                                       INCORPORATED BY REFERENCE
NUMBER                   DESCRIPTION                              TO OTHER DOCUMENT
-------   -----------------------------------------   -----------------------------------------
 4.29     Amendment No. 3 to ESOP effective as of
          January 1, 1992..........................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 19.3
 4.30     Amendment No. 4 to the ESOP effective as
          of August 12, 1992.......................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 4.27
 4.31     Amendment No. 5 to the ESOP effective
          April 29, 1995...........................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1995, File No. 1-4288
 4.32     Amendment No. 6 to the ESOP effective
          July 26, 1995............................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1995, File No. 1-4288
10.1      Employment Agreement between Robert N.
          Gurnitz and the Company dated as of
          November 29, 1990........................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1991, File No.
                                                      1-4288, Exhibit 10.1
10.2      Employment Agreement between John C.
          Meyer and the Company effective
          February 10, 1992........................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 10.2
10.3      Form of Indemnification Agreements dated
          April, 1992 between the Company and its
          directors................................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 10.16
10.4      Form of Indemnification Agreements dated
          May 29, 1992 between the Company and
          members of the Administrative Committee
          of the ESOP..............................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 10.17
10.5      Form of Amendments of Indemnification
          Agreements dated as of July 23, 1992
          between the Company and members of the
          Administrative Committee of the ESOP.....   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 10.18
10.6      Form of Deferred Compensation
          Agreement................................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1989, File No.
                                                      1-4288, Exhibit 10.5

EXHIBIT                                                       INCORPORATED BY REFERENCE
NUMBER                   DESCRIPTION                              TO OTHER DOCUMENT
-------   -----------------------------------------   -----------------------------------------
10.7      Northwestern Steel and Wire Company
          Management Stock Option Plan effective
          August 12, 1992..........................   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 10.20
10.8      Form of Management Stock Option Agreement
          dated as of August 12, 1992..............   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 10.21
10.9      Fee Agreement dated as of August 12, 1992
          between the Company and Kohlberg.........   Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 10.22

10.11     1994 Long Term Incentive Plan............   Registration Statement on Form S-8 and
                                                      Form S-3, No. 33-53471, Exhibit 4(d)

10.12     1994 Director Stock Option Plan..........   Registration Statement on Form S-8 and
                                                      Form S-3, No. 33-53471, Exhibit 4(e)
11.1      Computation of Income (Loss) per share

22.1      The Company has three subsidiaries:
          Northwestern Steel and Wire Company
          (formerly H/N Steel Company, Inc.), a
          Texas corporation, Northwestern Steel and
          Wire Company, a Delaware corporation, and
          Northwestern Steel and Wire Company --
          Kentucky, a Delaware corporation.........

24        Consent of Coopers & Lybrand.............