Form 10-Q
period 1995-10-31
NORTHWESTERN STEEL & WIRE CO
filed 1995-12-15
CIK 73093

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 31, 1995

                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission file number 1-4288



                      NORTHWESTERN STEEL AND WIRE COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Illinois                                      36-1562920
--------------------------------------------------------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

121 Wallace Street, Sterling, Illinois                         61081
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

Yes   X    No
    -----      -----

Number of shares of common stock outstanding as of December 13, 1995:

         Common Stock 24,830,785 shares
         (includes 420,144 treasury shares)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                  NORTHWESTERN STEEL AND WIRE COMPANY
                      CONSOLIDATED BALANCE SHEETS
              (in thousands of dollars except share data)

                                                                         October 31,          July 31,
                                                                             1995               1995
                                                                         -----------        -------------
                                                                          (Unaudited)
                                ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $     5,451        $      14,275
  Receivables, less allowance of $1,000                                       54,904               58,878
  Deferred income taxes                                                       15,344               15,344
  Other assets                                                                 5,054                6,971
                                                                         -----------        -------------
                                                                              80,753               95,468
                                                                         -----------        -------------
   Inventories, at lower of cost or market:
     Finished products                                                        31,738               34,831
     Semi-finished products                                                   40,316               33,839
     Raw materials and supplies                                               27,179               21,907
                                                                         -----------        -------------
                                                                              99,233               90,577
                                                                         -----------        -------------
          Total current assets                                               179,986              186,045
                                                                         -----------        -------------

PLANT AND EQUIPMENT, at cost                                                 382,085              371,029
   Accumulated depreciation                                                  147,285              141,321
                                                                         -----------        -------------
   Net plant and equipment                                                   234,800              229,708
                                                                         -----------        -------------

DEFERRED FINANCING COSTS                                                       5,350                5,655
                                                                         -----------        -------------

          Total assets                                                   $   420,136        $     421,408
                                                                         ===========        =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                      $    56,351        $      66,441
   Accrued expenses                                                           24,436               23,810
   Current portion of long term debt                                           6,668                6,390
                                                                         -----------        -------------
           Total current liabilities                                          87,455               96,641

LONG TERM DEBT                                                               164,836              162,110
DEFERRED EMPLOYEE BENEFIT OBLIGATIONS                                         75,502               75,042
DEFERRED INCOME TAXES                                                          4,744                4,744
                                                                         -----------        -------------
           Total liabilities                                                 332,537              338,537
                                                                         -----------        -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock, par value $.01 per share; outstanding
      24,822,842 and 24,809,842 shares, respectively                         123,655              123,609
    Retained (deficit) earnings                                             (21,039)             (25,721)
    Minimum pension liability                                                (9,693)              (9,693)
    Treasury shares, at cost; 420,144 shares of common stock                 (5,324)              (5,324)
                                                                         -----------        -------------
            Total shareholders' equity                                        87,599               82,871
                                                                         -----------        -------------

            Total liabilities and shareholders' equity                   $   420,136        $     421,408
                                                                         ===========        =============

              The accompanying notes are an integral part of the unaudited consolidated financial statements

                     NORTHWESTERN STEEL AND WIRE COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME



                                                                         Three Months Ended
                                                                              October 31,
                                                                  -----------------------------------
                                                                    1995                      1994
                                                                              (Unaudited)
                                                                  (in thousands of dollars except per
                                                                      share data and tonnage data)
Net sales                                                         $ 160,912                $  153,546

Cost and operating expenses:
     Cost of goods sold (excluding depreciation)                    141,188                   134,350
     Depreciation                                                     5,867                     5,621
     Selling and administrative                                       2,646                     2,800
                                                                  ---------                ----------
        Total cost and operating expenses                           149,701                   142,771
                                                                  ---------                ----------

Operating profit                                                     11,211                    10,775
                                                                  ---------                ----------

Other income and expenses:
     Interest expense                                                 4,545                     4,757
     Interest and other income                                          (22)                      (68)
                                                                  ---------                ----------
        Total other income and expenses                               4,523                     4,689
                                                                  ---------                ----------

Income before income taxes                                            6,688                     6,086
Provision for income taxes                                            2,006                     1,825
                                                                  ---------                ----------

Net income                                                        $   4,682                $    4,261
                                                                  =========                ==========

Net income per share                                              $    0.19                $     0.17
                                                                  =========                ==========

Net tons shipped                                                    398,488                   415,675
                                                                  =========                ==========


                 The accompanying notes are an integral part
              of the unaudited consolidated financial statements

                  NORTHWESTERN STEEL AND WIRE COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             For the Three Months Ended
                                                                                     October 31,
                                                                         ---------------------------------
                                                                            1995                   1994
                                                                         -----------           -----------
                                                                                    (Unaudited)
                                                                              (In thousands of dollars)
Cash Flow From Operations:
     Net income                                                          $     4,682           $     4,261
     Depreciation                                                              5,867                 5,621
     Amortization of deferred financing costs and debt discount                  570                   506
     Amortization of organizational and pre-operating costs                        -                   280
     Decrease in receivables                                                   3,974                 2,068
     Increase in inventories                                                  (8,656)               (7,553)
     Decrease in other current assets                                          1,917                 1,676
     Increase in deferred employee benefits                                      460                   412
     Decrease in accounts payable and accrued expenses                        (9,464)               (1,596)
     Deferred interest due at maturity                                             -                    15
                                                                         -----------           -----------
Net cash (used in) provided by operations                                       (650)                5,690
                                                                         -----------           -----------

Cash Flows From Investing Activities:
     Capital expenditures                                                    (10,959)               (6,822)
                                                                         -----------           -----------
Net cash used in investing activities                                        (10,959)               (6,822)
                                                                         -----------           -----------

Cash Flows From Financing Activities:
     Payment of long term debt and repayment on revolver loans               (55,561)               (2,628)
     Borrowings under long term debt and revolver loans                       58,300                     -
     Exercise of stock options                                                    46                   345
                                                                         -----------           -----------
Net cash provided by (used in) financing activities                            2,785                (2,283)
                                                                         -----------           -----------

     Decrease in cash and cash equivalents                                    (8,824)               (3,415)

Cash and Cash Equivalents:
     Beginning of period                                                      14,275                12,817
                                                                         -----------           -----------
     End of period                                                       $     5,451           $     9,402
                                                                         ===========           ===========

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
     Interest                                                            $     1,573           $     1,525
     Income taxes                                                                  -                     -

              The accompanying notes are an integral part of the unaudited consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      COMPANY STRUCTURE

         The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. The Company has three wholly-owned subsidiaries: (i) Northwestern Steel and Wire Company, a Texas corporation ("NWSW - Texas"), which operates the Company's Houston rolling and finishing mill; (ii) Northwestern Steel and Wire Company - Kentucky, a Delaware corporation ("NWSW - Kentucky"), which has been established to operate a concrete reinforcing mesh facility; and (iii) Northwestern Steel and Wire Company, a Delaware corporation ("NWSW - Delaware"), which provides administrative services to the Company and its subsidiaries for which it receives payment from the Company. All significant intercompany accounts and transactions have been eliminated. The Company operates in one business segment, producing steel and steel products.

(2)      INTERIM ACCOUNTING POLICIES

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information included herein not misleading. The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

         In the opinion of management, the unaudited consolidated financial statements of the Company included herein contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 31, 1995, and the results of operations and cash flows for the three months ended October 31, 1995 and 1994. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The balance sheet as of July 31, 1995 has been derived from the Company's audited historical financial statements.

(3)      SHAREHOLDERS' EQUITY

         As of October 31, 1995, certain salaried and hourly employees purchased 153,665 shares of Common Stock pursuant to the exercise of options granted on August 12, 1992 under the Employee Stock Purchase and Option Plan at an exercise price of $4.00 per share. Options to purchase 44,898 shares of Common Stock at an exercise price of $4.00 per share remain outstanding under the Employee Stock Purchase and Option Plan. Additionally, options granted under the Management Stock Option Plan aggregate 691,000 shares of Common Stock at an exercise price of $4.00 per share and 37,500 shares of Common Stock at an exercise price of $9.88 per share. At October 31, 1995, 647,500 exercisable options were outstanding under the Management Stock Option Plan.

         During fiscal 1994, the Company approved the establishment of the 1994 Long-Term Incentive Plan (the "1994 Plan") and reserved 1,250,000 shares of Common Stock for issuance under the 1994 Plan. The 1994 Plan provides for the granting to key employees and other key individuals who perform services for the Company stock options, stock appreciation rights and restricted stock that the Board of Directors or a duly appointed committee thereof deems to be consistent with the purposes of the 1994 Plan. Options under this plan to purchase 137,000 shares of Common Stock at an exercise price of $9.00 per share and 125,000 shares of Common Stock at an exercise price of $6.00 per share are outstanding at October 31, 1995.

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

(4)      NET INCOME PER SHARE

         Per share amounts, as presented on the Consolidated Statements of Income, are based on the average shares outstanding of 25,215,293 and 25,084,965 for the three months ended October 31, 1995 and 1994, respectively. The average shares outstanding for each period include the dilutive impact of shares issued pursuant to the Company's Management Stock Option Plan and the Employee Stock Purchase and Option Plan, such shares being issued or issuable and such options granted within one year prior to the initial public offering.

(5)      DEBT AND CREDIT ARRANGEMENTS

         Long-term debt at October 31, 1995, consisted of the following:

                                                    Principal              Interest
                                                     Amount                  Rate
                                                    ---------            ------------
                                                 (In Thousands)
Amended and Restated Credit Agreement
         Rollover Term Loan                         $ 40,338                 13.1%
         Revolver Loan                                 5,000                 10.5%
Deferred Financing Fee                                 7,913                  8.9%
9.5% Senior Notes due 2001,
         Net of Discount                             114,444                  9.5%
Other notes payable                                    3,809             3.0% & 7.75%
                                                    --------
                                                     171,504
Less current portion                                  (6,668)
                                                    --------
                                                    $164,836
                                                    ========

         Chemical Bank and certain other lenders provided financing (as so amended, the "Senior Credit Facility") to the Company in the form of four facilities, two of which remain: (i) a rollover term loan in the amount of $50 million and (ii) a revolving credit loan providing available borrowings up to $65 million. The revolving credit loan has a final maturity on May 9, 1997, but may be renewed on an annual basis thereafter with the unanimous approval of Chemical Bank and any other participating lenders. The interest rates indicated above are as of October 31, 1995.

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

         The rollover term loan is required to be repaid in quarterly installments beginning October 31, 1995, with final maturity on April 30, 1999. The Senior Credit Facility provides that the rollover term loan bears interest at a fixed annual rate of 13.07%, provided that, through July 31, 1994, interest on the term loan was required to be paid at a floating annual rate equal to the Alternate Base Rate (as defined in the Senior Credit Facility) plus 1.5% and, provided further, that the difference between interest accrued at the fixed annual rate of 13.07% and interest paid as described above was deferred monthly in arrears and added to the principal of the rollover term loan. Such deferred interest bears interest which is required to be paid monthly in arrears at a floating rate equal to the Alternate Base Rate plus 1.5%, and the deferred interest added to principal is required to be paid in full on the date of the final installment of principal of the rollover term loan. The Company is also required to prepay the rollover term loan, to the extent of excess cash flow on an annual basis (as defined in the Senior Credit Facility).

         The loans under the Senior Credit Facility are collateralized by a lien on substantially all of the Company's and its subsidiaries' assets and all loans are cross-collateralized. The revolving credit loan under the Senior Credit Facility will be available to the extent that the Company satisfies certain borrowing base criteria. At October 31, 1995 additional borrowings of approximately $56.7 million under the revolving credit facility were available to the Company.

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

         At October 31, 1995, $114,444,000 (net of unamortized discount of $556,000) of Senior Notes were outstanding. The Senior Notes earn interest at the rate of 9.5% per annum, payable semi-annually on June 15 and December 15. The Company will be required to redeem on June 15, 2001, the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. The Senior Notes may not be redeemed prior to June 15, 1997. On or after June 15, 1997, the Company may, at its option, redeem the Senior Notes in whole or in part at a premium plus accrued and unpaid interest. On or after June 15, 1999, the Company may redeem in whole or in part the Senior Notes at the aggregate principal amount plus accrued and unpaid interest.

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

(6)      INCOME TAX

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

(7)      COMMITMENTS AND CONTINGENCIES

         At October 31, 1995, the Company had commitments for capital expenditures of approximately $21,500,000. The major expenditures committed include approximately $6,800,000 for new concrete reinforcing mesh production equipment and $2,900,000 for improvements to the Company's Sterling, Illinois steelmaking facility. The improvements to the Sterling facility consist of a second ladle metallurgical station, a state-of-the-art high voltage transformer, raw material handling equipment and an oxygen injection lance.

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


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended July 31, 1995.

RESULTS OF OPERATIONS

         Net sales for the Company were $160.9 million on shipments of 398,488 net tons for the three months ended October 31, 1995, compared to $153.5 million on shipments of 415,675 net tons for the three months ended October 31, 1994. While sales for the Company's structural products increased over 18%, sales for the Company's lower margin semi- finished steel products declined 46% and rod and wire product sales decreased almost 9%. The Company elected to reduce availability of semi-finished products for external customers during the quarter ended October 31, 1995 in support of a planned short term outage for installation of recently purchased capital equipment.

         Steel shipment (tons) decreased 4% in the three-month period ended October 31, 1995 compared to the same period ended in the prior year due principally to a 47% decrease in semi-finished steel shipments.

         Cost of goods sold, excluding depreciation, as a percentage of net sales for the three-month period ended October 31, 1995, remained virtually unchanged at 87.7% compared to 87.5% for the same period in the prior year. This was achieved despite the escalation in scrap cost of over 6% in the quarter ended October 31, 1995 compared to the three-month period ended October 31, 1994. While the Company experienced renewed cost pressures in its principal raw material, steel scrap, cost of goods sold as a percentage of sales continues to be maintained through improved operating rates, increased selling prices and changes in product mix.

         For the quarter ended October 31, 1995, selling and administrative expense at $2.6 million decreased slightly compared to $2.8 million for the three-month period ended October 31, 1994. The change in selling and administrative expense is primarily due to the decreased expenditures for professional fees.

         Interest expense was $4.5 million for the quarter ended October 31, 1995, compared to $4.8 million for the same quarter in the prior fiscal year. The decrease in interest expense is primarily due to the effect of capitalizing interest on major capital projects.

         The provision for income taxes increased from $1.8 million for the three months ended October 31, 1994 to $2.0 million for the three months ended October 31, 1995. The increase in the provision for income taxes is the result of a 10% increase in income before taxes, from $6.1 million for the three-month period ended October 31, 1994 to $6.7 million for the same period in the current year.

         For the foregoing reasons, the net income for the three months ended October 31, 1995 was $4.7 million or $0.19 per share, compared to $4.3 million or $0.17 per share for the three months ended October 31, 1994.


LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. Funds for the Company's operational needs have been provided from internally generated cash and through utilization of the Senior Credit Facility. As of October 31, 1995, the Company's consolidated total debt aggregated approximately $171.5 million (net of unamortized discount on the Senior Notes), of which approximately $164.8 million was classified as long-term debt. The consolidated debt-to-equity ratio remained unchanged at 2.0:1 as of October 31, 1995 and July 31, 1995. As of October 31, 1995, the Company had cash on hand of approximately $5.5 million and approximately $56.7 million available for borrowing under its existing revolving credit facility. The Company's current ratio improved to 2.1:1 at October 31, 1995 compared to 1.9:1 at July 31, 1995. The Company's increased financial and operating flexibility has enabled it to better manage inventory levels which, when combined with the Company's enhanced product line, have enabled it to better serve its customers' needs.

         On a longer term basis, the Company has significant future debt service obligations. The Company's ability to satisfy these obligations and to secure adequate capital resources in the future will be dependent on its ability to generate adequate cash flow. The Company expects that its cash flow from operations, available borrowings and access to the capital markets will be sufficient to fund future debt service. This will be dependent on its overall operating performance and be subject to general business, financial and other factors affecting the Company and the domestic steel industry, certain of which are beyond the control of the Company.

         At October 31, 1995, the Company had commitments for capital expenditures of approximately $21,500,000. The major expenditures committed include approximately $6,800,000 for new concrete reinforcing mesh production equipment and $2,900,000 for improvements to the Company's Sterling, Illinois steelmaking facility. The improvements to the Sterling facility consist of a second ladle metallurgical station, a state-of-the-art high voltage transformer, raw material handling equipment and an oxygen injection lance.

         As reported in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995 in "Item 3, Legal Proceedings," the Company is seeking a declaratory judgment in the Circuit Court of Cook County, Illinois that certain provisions of the state's recently amended workers' compensation regulations are unconstitutional. The effect of the amended regulations is to require the Company to increase the amount of security posted by the Company from $200,000 to $8.8 million to maintain the Company's right to self-insure its workers' compensation obligations. Upon the posting of a $400,000 bond, the Company obtained a temporary restraining order which effectively restrains the imposition of this increased security requirement and the ability of the Illinois Industrial Commission (the "Industrial Commission") to terminate the Company's self-insurer status, pending further order of the Circuit Court of Cook County. If the Company is unsuccessful in its challenge to the Industrial Commission's actions or regulations and is unable to post the required bond, the Company would be required under the Illinois law to obtain insurance for its workers' compensation claims. Insurance would be much more expensive than the Company's self-insurance plan or may be unavailable and obtaining a letter of credit under the Senior Credit Facility would reduce the Company's borrowing capacity.


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

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibit 11 - Computation of Income Per Share

         (b)     Exhibit 27 - Financial Data Schedule

         (c) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended
                 October 31, 1995.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NORTHWESTERN STEEL AND WIRE COMPANY



                                        By     /s/ E. G. Maris
                                          ------------------------------------
                                          E. G. Maris, Senior Vice President,
                                          Chief Financial Officer
                                             (Principal Financial Officer)


December 15, 1995

                                 EXHIBIT INDEX


                                                               Prior Filing
                                                               or Sequential
Exhibit No.                  Description                        Page Number
-----------                  -----------                       -------------
  11.0           Exhibit 11                                        1

  27.0           Financial Data Schedule                           2