Form 10-Q
period 1996-01-31
NORTHWESTERN STEEL & WIRE CO
filed 1996-03-18
CIK 73093

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 1996

                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to
                               ----------   ----------

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

Yes   X    No
    -----     ------
Number of shares of common stock outstanding as of March 11, 1996:

         Common Stock 24,882,662 shares
         (includes 420,144 treasury shares)

PART I - FINANCIAL INFORMATION
Item I.  Fnancial Statements



                     NORTHWESTERN STEEL AND WIRE COMPANY
                         CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars except share data)


                                                                        January 31,            July 31,
                                                                         1996                    1995
                                                                       ------------           -----------
                                                                       (Unaudited)
CURRENT ASSETS                                     ASSETS
 Cash and cash equivalents                                             $   1,410               $  14,275
 Receivables, less allowance of $1,000                                    54,894                  58,878
 Deferred income taxes                                                    15,344                  15,344
 Other assets                                                              5,212                   6,971
                                                                        --------               ---------
                                                                          76,860                  95,468
                                                                        --------               ---------
 Inventories, at lower of cost or market:
  Finished products                                                       40,680                  34,831
  Semi-finished products                                                  44,690                  33,839
  Raw materials and supplies                                              28,276                  21,907
                                                                        --------               ---------
                                                                         113,646                  90,577
                                                                        --------               ---------
        Total current assets                                             190,506                 186,045
                                                                        --------                --------

PLANT AND EQUIPMENT, at cost                                             395,569                 371,029
 Accumulated depreciation                                                153,311                 141,321
                                                                        --------                --------
 Net plant and equipment                                                 242,258                 229,708
                                                                        --------               ---------
DEFERRED FINANCING COSTS                                                   5,044                   5,655
                                                                        --------               ---------
        Total assets                                                   $ 437,808               $ 421,408
                                                                       =========               =========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                      $  62,226               $  66,441
 Accrued expenses                                                         21,137                  23,810
 Current portion of long term debt                                         8,242                   6,390
        Total current liabilities                                       --------               ---------
                                                                          91,605                  96,641

LONG TERM DEBT                                                           175,265                 162,110
DEFERRED EMPLOYEE BENEFIT OBLIGATIONS                                     75,949                  75,042
DEFERRED INCOME TAXES                                                      4,744                   4,744
                                                                        --------               ---------
        Total liabilities                                                347,563                 338,537
                                                                        --------               ---------
COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
 Common stock, par value $.01 per share; outstanding
  24,858,842 and 24,809,842 shares, respectively                         123,797                 123,609
 Retained (deficit) earnings                                             (18,535)                (25,721)
 Minimum pension liability                                                (9,693)                 (9,693)
 Treasury shares, at cost; 420,144 shares of common stock                 (5,324)                 (5,324)
                                                                        --------               ---------
        Total shareholders' equity                                        90,245                  82,871
                                                                        --------               ---------

        Total liabilities and shareholders' equity                     $ 437,808               $ 421,408
                                                                       =========               =========


                  The accompanying notes are an integral part
              of the unaudited consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                        Three Months Ended                          Six Months Ended
                                                           January 31,                                 January 31,
                                                ----------------------------------        ----------------------------------
                                                    1996                    1995               1996                  1995
                                                                                   (Unaudited)

                                                        (in thousands of dollars except per share data and tonnage data)
Net sales                                       $   149,175             $   145,818     $    310,087          $    299,364
                                                -----------             -----------     ------------          ------------

Cost and operating expenses:
   Cost of goods sold (excluding depreciation)      132,217                 128,875          273,405               263,225
   Depreciation                                       6,123                   5,730           11,990                11,351
   Selling and administrative                         2,746                   2,868            5,392                 5,668
                                                -----------             -----------     ------------          ------------
        Total cost and operating expenses           141,086                 137,473          290,787               280,244
                                                -----------             -----------     ------------          ------------
Operatinhg profit                                     8,089                   8,345           19,300                19,120
                                                -----------             -----------     ------------          ------------

Other income and expenses:
   Interest expense                                   4,538                   4,923            9,083                 9,680
   Interest and other income                            (23)                   (21)              (45)                  (89)
                                                -----------             -----------     ------------          ------------
        Total other income and expenses               4,515                   4,902            9,038                 9,591
                                                -----------             -----------     ------------          ------------
Income before income taxes                            3,574                   3,443           10,262                 9,529
Provision for income taxes                            1,070                   1,228            3,076                 3,053
                                                -----------             -----------     ------------          ------------

Net income                                      $     2,504             $     2,215     $      7,186          $      6,476
                                                ===========             ===========     ============          ============

Net income per share                            $      0.10             $      0.09     $       0.29          $       0.26
                                                ===========             ===========     ============           ===========

Net tons shipped                                    376,242                 388,257          774,730               803,932
                                                ===========             ===========     ============          ============


                                            The accompanying notes are an integral part
                                        of the unaudited consolidated financial statements

                                     -3-

                     NORTHWESTERN STEEL AND WIRE COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the Six Months Ended
                                                                             January 31,
                                                                -----------------------------------
                                                                    1996                  1995
                                                                ------------           ------------
                                                                            (Unaudited)
                                                                      (In thousands of dollars)

Cash Flow From Operations:
  Net income                                                    $  7,186                $  6,476
  Depreciation                                                    11,990                  11,351
  Amortization of deferred financing costs and debt discount       1,140                   1,065
  Amortization of organizational and pre-operating costs               -                     561
  Decrease in receivables                                          3,984                   6,190
  Increase in inventories                                        (23,069)                (17,145)
  Decrease (increase) in other current assets                      1,759                    (413)
  Increase in deferred employee benefits                             907                     825
  Decrease in accounts payable and accrued expenses               (6,888)                (14,753)
                                                                --------                --------
Net cash used in operations                                       (2,991)                 (5,843)
                                                                --------                --------

Cash Flows From Investing Activities:
  Capital expenditures                                           (24,540)                (15,356)
                                                                --------                --------
Net cash used in investing activities                            (24,540)                (15,356)
                                                                --------                --------

Cash Flows From Financing Activities:
  Payment of long term debt and repayment on revolver loans      (96,522)                (38,593)
  Borrowings under long term debt and revolver loans             111,000                  55,700
  Exercise of stock options                                          188                     383
                                                                --------                --------
Net cash provided by financing activities                         14,666                  17,490
                                                                --------                --------

  Decrease in cash and cash equivalents                          (12,865)                 (3,709)

Cash and Cash Equivalents:
  Beginning of period                                             14,275                  12,817
                                                                --------                --------
  End of period                                                 $  1,410                $  9,108
                                                                ========                ========



Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
  Interest                                                      $  8,695                $  8,628
  Income taxes                                                     2,500                   2,800












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

         In the opinion of management, the unaudited consolidated financial statements of the Company included herein contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of January 31, 1996, and the results of operations and cash flows for the three month and six month periods ended January 31, 1996 and 1995. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The balance sheet as of July 31, 1995 has been derived from the Company's audited historical financial statements.

(3) NET INCOME PER SHARE

         Per share amounts, as presented on the Consolidated Statements of Income, are based on the average shares outstanding of 25,209,497 and 25,029,937 for the three months and six months ended January 31, 1996 and 1995, respectively. The average shares outstanding for each period include the dilutive impact of options issued pursuant to the 1992 Management Stock Option Plan and the Employee Stock Purchase and Option Plan.

(4)      DEBT AND CREDIT ARRANGEMENTS

         Long-term debt at January 31, 1996, consisted of the following:

                                                    Principal                       Interest
                                                      Amount                          Rate
                                                      ------                          ----
                                                (In Thousands)
Amended and Restated Credit Agreement
         Rollover Term Loan                        $  38,764                          13.1%
         Revolver Loan                                18,700                          10.5%
Deferred Financing Fee                                 8,152                           9.3%
9.5% Senior Notes due 2001,
         Net of Discount                             114,468                           9.5%
Other notes payable                                    3,423                    3.0% & 7.75%
                                                     -------
                                                     183,507
Less current portion                                (  8,242)
                                                     -------

                                                   $ 175,265
                                                     =======

         Chemical Bank and certain other lenders provided financing (as so amended, the "Senior Credit Facility") to the Company in the form of four facilities, two of which remain: (i) a rollover term loan in the amount of $50 million and (ii) a revolving credit loan providing available borrowings up to $65 million. The revolving credit loan has a final maturity on May 9, 1997, but may be renewed on an annual basis thereafter with the unanimous approval of Chemical Bank and any other participating lenders. The interest rates indicated above are as of January 31, 1996.

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

         The loans under the Senior Credit Facility are collateralized by a lien on substantially all of the Company's and its subsidiaries' assets and all loans are cross-collateralized. The revolving credit loan under the Senior Credit Facility will be available to the extent that the Company satisfies certain borrowing base criteria. At January 31, 1996 additional borrowings of approximately $44.0 million under the revolving credit facility were available to the Company.

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

         At January 31, 1996, $114,468,000 (net of unamortized discount of $532,000) of Senior Notes were outstanding. The Senior Notes earn interest at the rate of 9.5% per annum, payable semi-annually on June 15 and December 15. The Company will be required to redeem on June 15, 2001, the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. The Senior Notes may not be redeemed prior to June 15, 1997. On or after June 15, 1997, the Company may, at its option, redeem the Senior Notes in whole or in part at a premium plus accrued and unpaid interest. On or after June 15, 1999, the Company may redeem in whole or in part the Senior Notes at the aggregate principal amount plus accrued and unpaid interest.

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

(5) INCOME TAX

         The Company estimates that annual income taxes will be incurred, thus the allocation of income tax to interim periods is required. The Company recorded an income tax provision by estimating the annual effective income tax rate and applied that rate to pretax income.

         The effective income tax rate for the Company varies from the Federal statutory tax rate due to permanent differences and the estimated realization of net operating loss carryforwards.

(6) COMMITMENTS AND CONTINGENCIES

         At January 31, 1996, the Company had commitments for capital expenditures of approximately $17,400,000. The major expenditures committed include approximately $3,500,000 for new concrete reinforcing mesh production equipment and $3,300,000 for new raw material handling equipment.

        There are various claims and legal proceedings arising in the normal course of business pending against or involving the Company wherein monetary damages are sought. These claims and proceedings are gernerally covered by insurance. A lawsuit has been filed by the Company's umbrella insurance carrier seeking a declaration that such insurer is not liable for claims in excess of one of the Company's primary insurance policies, which policy insures against liability for injuries suffered by employees from May 1, 1992 to May 1, 1993 at the Company's Houston facility. Notwithstanding this pending action, it is management's opinion that it is unlikely that the Company's liability under all pending claims and proceedings would materially affect its financial position or results of operations.

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

RESULTS OF OPERATIONS

         Net sales for the Company were $149.2 million on shipments of 376,242 net tons for the three months ended January 31, 1996, compared to $145.8 million on shipments of 388,257 net tons for the three months ended January 31, 1995. The 2% improvement in sales was achieved in spite of softening demand for products in the wire, rod, and small structural markets. Higher revenues in the Company's medium and heavy structural products offset the declines experienced in the other markets in which the Company operates. Demand remains strong for medium and heavy structurals, especially wide flange beams, the Company's largest product line. Pricing in that market has stabilized at levels higher than a year ago.

         Steel shipment (tons) decreased 3% in the three-month period ended January 31, 1996 compared to the same period ended in the prior year. Volume decreased approximately 20% in rod, wire and small structural shipments which principally were offset by increases in the Company's medium and heavy structural shipments.

         For the six-month period ended January 31, 1996, net sales were $310.1 million. This represents an increase of $10.7 million or a 4% improvement compared to the same period in the prior year. Steel shipments (volume) decreased from 803,932 net tons for the six months ended January 31, 1995 to 774,730 net tons for the comparable six months in the current fiscal year.

         Cost of goods sold, excluding depreciation, as a percentage of net sales for the three-month period ended January 31, 1996, remained virtually unchanged at 88.6% compared to 88.4% for the same period in the prior year. For the six-month period ended January 31, 1996, the cost of goods sold percentage was 88.2% compared to 87.9% for the comparable six months in the prior fiscal year. This was achieved despite the increases in scrap and other raw material costs experienced during fiscal 1996 compared to fiscal 1995. Operating costs were also impacted by weather-related disruptions, as well as the high level of capital project activity in the plants, which affected labor and utility costs. Costs of goods sold as a percentage of sales was maintained through improved operating rates, increased selling prices and changes in product mix.

         For the quarter ended January 31, 1996, selling and administrative expense at $2.7 million decreased slightly compared to $2.9 million for the three-month period ended January 31, 1995. For the six months ended January 31, 1996, selling and administrative expense decreased to $5.4 million compared to $5.7 million for the same period in the prior fiscal year.

         Interest expense was $4.5 million for the quarter ended January 31, 1996, compared to $4.9 million for the same quarter in the prior fiscal year. For the six months ended January 31, 1996, interest expense decreased to $9.1 million from $9.7 million for the same period in the prior year. The decrease in interest expense for the quarter and year to date is primarily due to the effect of capitalizing interest on major capital projects.

         The provision for income taxes was $1.1 million for the three months ended January 31, 1996 compared to $1.2 million for the three months ended January 31, 1995. For the six months ended January 31, 1996, the provision for income tax remains unchanged at $3.1 million compared to the same period in the prior fiscal year.

         For the foregoing reasons, the net income for the three months ended January 31, 1996 was $2.5 million or $0.10 per share, compared to $2.2 million or $0.09 per share for the three months ended January 31, 1995, for an improvement of 13%. For the six-month period ended January 31, 1996, net income was $7.2 million or $0.29 per share, compared to $6.5 million or $0.26 per share for the same period in the prior year, an increase of approximately 11%.


LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. Funds for the Company's operational needs have been provided from internally generated cash and through utilization of the Senior Credit Facility. As of January 31, 1996, the Company's consolidated total debt aggregated approximately $183.5 million (net of unamortized discount on the Senior Notes), of which approximately $175.3 million was classified as long term debt. The consolidated debt-to-equity ratio remained unchanged at 2.0:1 as of January 31, 1996 and July 31, 1995. As of January 31, 1996, the Company had cash on hand of approximately $1.4 million and approximately $44.0 million available for borrowing under its existing revolving credit facility. The Company's current ratio improved to 2.1:1 at January 31, 1996 compared to 1.9:1 at July 31, 1995. The Company's increased financial and operating flexibility has enabled it to better manage inventory levels which, when combined with the Company's enhanced product line, have enabled it to better serve its customers' needs.

         On a longer term basis, the Company has significant future debt service obligations. The Company's ability to satisfy these obligations and to secure adequate capital resources in the future are dependent on its ability to generate adequate cash flow. The Company expects that its cash flow from operations, available borrowings and access to the capital markets will be sufficient to fund future debt service. This will be dependent on its overall operating performance and be subject to general business, financial and other factors affecting the Company and the domestic steel industry, certain of which are beyond the control of the Company.

         At January 31, 1996, the Company had commitments for capital expenditures of approximately $17,400,000. The major expenditures committed include approximately $3,500,000 for new concrete reinforcing mesh production equipment and $3,300,000 for new raw material handling equipment.

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

         None.

ITEM 3.  Defaults Upon Senior Securities.

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of the Company was held on January 18, 1996 for the purpose of electing five Directors for the coming year. There were a total of 20,410,641 shares of Common Stock cast.

                 Two-Year Term                              Votes For
                 -------------                              ---------
                 Warner C. Frazier                          19,146,342
                 James A. Kohlberg                          19,122,851
                 Christopher Lacovara                       19,082,662
                 Albert G. Pastino                          19,110,510
                 George W. Peck, IV                         19,157,278



ITEM 5.  Other Information.

          None.

ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)      Exhibit 11 - Computation of Income Per Share

          (b)      Exhibit 27 - Financial Data Schedule

          (c) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1996.


                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NORTHWESTERN STEEL AND WIRE COMPANY



                                           By    /s/ T. J. Bondy
                                             ----------------------------------
                                               Timothy J. Bondy
                                               Vice President, and
                                               Chief Financial Officer
                                               (Principal Financial Officer)

March 18, 1996

                                 EXHIBIT INDEX


                                                                    Prior Filing
                                                                    or Sequential
Exhibit No.                       Description                       Page Number .
-----------                       -----------                       -------------
  11.0                 Exhibit 11                                       ------

  27.0                 Financial Data Schedule                          ------
