Form 10-Q
period 1996-04-30
NORTHWESTERN STEEL & WIRE CO
filed 1996-06-14
CIK 73093

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarterly period ended April 30, 1996

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from __________ to ___________

Commission file number 1-4288




                     NORTHWESTERN STEEL AND WIRE COMPANY
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Illinois                 36-1562920
- -------------------------------------------------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer
       incorporation or organization)        Identification No.)


                121 Wallace Street, Sterling, Illinois 61081
- -------------------------------------------------------------------------------
               (Address of principal executive office)    (Zip Code)


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

Number of shares of common stock outstanding as of June 11, 1996:

     Common Stock 24,877,797 shares
     (includes 420,144 treasury shares)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                  (in thousands of dollars except share data)

                                                         April 30,           July 31,
                                                           1996               1995
                                                         --------           --------
                                                       (Unaudited)
                                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $  1,762           $ 14,275
  Receivables, less allowance of $1,000                    65,394             58,878
  Deferred income taxes                                    15,344             15,344
  Other assets                                              5,153              6,971
                                                         --------           --------
                                                           87,653             95,468
                                                         --------           --------
  Inventories, at lower of cost or market:
     Finished products                                     44,480             34,831
     Semi-finished products                                38,803             33,839
     Raw materials and supplies                            19,781             21,907
                                                         --------           --------
                                                          103,064             90,577
                                                         --------           --------
          Total current assets                            190,717            186,045
                                                         --------           --------

PLANT AND EQUIPMENT, at cost                              402,451            371,029
  Accumulated depreciation                                159,503            141,321
                                                         --------           --------
  Net plant and equipment                                 242,948            229,708
                                                         --------           --------

DEFERRED FINANCING COSTS                                    4,739              5,655
                                                         --------           --------

          Total assets                                   $438,404           $421,408
                                                         ========           ========


                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                       $ 57,992           $ 66,441
  Accrued expenses                                         25,209             23,810
  Current portion of long term debt                         7,223              6,390
                                                         --------           --------
           Total current liabilities                       90,424             96,641

LONG TERM DEBT                                            173,051            162,110
DEFERRED EMPLOYEE BENEFIT OBLIGATIONS                      76,390             75,042
DEFERRED INCOME TAXES                                       4,744              4,744
                                                         --------           --------
           Total liabilities                              344,609            338,537
                                                         --------           --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, par value $.01 per share; outstanding
   24,858,842 and 24,809,842 shares, respectively         123,789            123,609
  Retained (deficit) earnings                             (14,977)           (25,721)
  Minimum pension liability                                (9,693)            (9,693)
  Treasury shares, at cost; 420,144 shares of
   common stock                                            (5,324)            (5,324)
                                                         --------           --------
           Total shareholders' equity                      93,795             82,871
                                                         --------           --------

           Total liabilities and shareholders' equity    $438,404           $421,408
                                                         ========           ========

                  The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME



                                                   Three Months Ended                     Nine Months Ended
                                                        April 30,                             April 30,
                                                  ------------------------         -----------------------------
                                                   1996             1995               1996              1995
                                                                        (Unaudited)

                                          (in thousands of dollars except per share data and tonnage data)
Net sales                                         $173,183        $166,594         $  483,270         $  465,958
                                                  --------        --------         ----------         ----------

Cost and operating expenses:
     Cost of goods sold (excluding depreciation)   154,150         148,162            427,555            411,387
     Depreciation                                    6,094           5,804             18,084             17,155
     Selling and administrative                      3,105           2,380              8,497              8,048
                                                  --------        --------         ----------         ----------
        Total cost and operating expenses          163,349         156,346            454,136            436,590
                                                  --------        --------         ----------         ----------

Operating profit                                     9,834          10,248             29,134             29,368
                                                  --------        --------         ----------         ----------
Other income and expenses:
     Interest expense                                4,760           5,225             13,843             14,905
     Interest and other income                         (12)            (18)               (57)              (107)
                                                  --------        --------         ----------         ----------
        Total other income and expenses              4,748           5,207             13,786             14,798

Income before income taxes                           5,086           5,041             15,348             14,570
Provision for income taxes                           1,528           1,613              4,604              4,666
                                                  --------        --------         ----------         ----------

Net income                                        $  3,558        $  3,428         $   10,744         $    9,904
                                                  ========        ========         ==========         ==========


Net income per share                              $   0.14        $   0.14         $     0.43         $     0.40
                                                  ========        ========         ==========         ==========



Net tons shipped                                   438,621         422,734          1,213,351          1,226,666
                                                  ========        ========         ==========         ==========





                  The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              For the Nine Months Ended
                                                                      April 30,
                                                              -------------------------
                                                                1996             1995
                                                              ---------        --------
                                                                     (Unaudited)
                                                               (In thousands of dollars)
Cash Flow From Operations:
  Net income                                                  $  10,744        $  9,904
  Depreciation                                                   18,084          17,155
  Amortization of deferred financing costs and debt discount      1,700           1,620
  Amortization of organizational and pre-operating costs              -             841
  Increase in receivables                                        (6,516)         (4,722)
  Increase in inventories                                       (12,487)        (13,488)
  Decrease (increase) in other current assets                     1,818            (279)
  Increase in deferred employee benefits                          1,348             740
  Decrease in accounts payable and accrued expenses              (7,050)         (7,118)
                                                              ---------        --------
Net cash provided by operations                                   7,641           4,653
                                                              ---------        --------

Cash Flows From Investing Activities:
  Capital expenditures                                          (31,324)        (22,345)
                                                              ---------        --------
Net cash used in investing activities                           (31,324)        (22,345)
                                                              ---------        --------

Cash Flows From Financing Activities:
  Payment of long term debt and repayment on revolver loans    (172,410)        (99,023)
  Borrowings under long term debt and revolver loans            183,400         114,550
  Exercise of stock options                                         180             374
                                                              ---------        --------
Net cash provided by financing activities                        11,170          15,901
                                                              ---------        --------

  Decrease in cash and cash equivalents                         (12,513)         (1,791)

Cash and Cash Equivalents:
  Beginning of period                                            14,275          12,817
                                                              ---------        --------
  End of period                                               $   1,762        $ 11,026
                                                              =========        ========


Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
  Interest                                                    $  10,524        $ 10,526
  Income taxes                                                    3,289           3,976






                  The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  COMPANY STRUCTURE

     The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. The Company has three wholly-owned subsidiaries: (i) Northwestern Steel and Wire Company, a Texas corporation ("NWSW - Texas"), which operates the Company's Houston rolling and finishing mill; (ii) Northwestern Steel and Wire Company - Kentucky, a Delaware corporation ("NWSW - Kentucky"), which operates a concrete reinforcing mesh facility; and (iii) Northwestern Steel and Wire Company, a Delaware corporation ("NWSW - Delaware"), which provides administrative services to the Company and its subsidiaries for which it receives payment from the Company. All significant intercompany accounts and transactions have been eliminated. The Company operates in one business segment, producing steel and steel products.

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

     In the opinion of management, the unaudited consolidated financial statements of the Company included herein contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 30, 1996, and the results of operations and cash flows for the three month and nine month periods ended April 30, 1996 and 1995. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The balance sheet as of July 31, 1995 has been derived from the Company's audited historical financial statements.

(3)  NET INCOME PER SHARE

     Per share amounts, as presented on the Consolidated Statements of Income, are based on the average shares outstanding of 25,160,048 and 25,012,377 for the three months and nine months ended April 30, 1996 and 1995, respectively. The average shares outstanding for each period include the dilutive impact of options issued pursuant to the various Company stock option plans.

(4)  DEBT AND CREDIT ARRANGEMENTS

     Long-term debt at April 30, 1996, consisted of the following:

                                         Principal       Interest
                                          Amount           Rate
                                          ------           ----
                                       (In Thousands)



            Senior Credit Facility
                 Rollover Term Loan       $37,189         13.1%
                 Revolving Credit Loan     25,200          9.25%
            9.5% Senior Notes due 2001,
                 Net of Discount          114,493          9.5%
            Other notes payable             3,392      3.0% & 7.75%
                                         --------
                                          180,274
            Less current portion         (  7,223)
                                         --------

                                         $173,051
                                         --------


     On April 30, 1996, the Company and its lenders amended its revolving credit facility (as so amended, the "Senior Credit Facility"), which increased the borrowing capacity, extended the maturity date as described below and amended the interest rate structure to reflect the Company's financial condition, which will reduce rates from current levels.

     Chemical Bank and certain other lenders provided financing to the Company in the form of two facilities: (i) a rollover term loan in the original principal amount of $50 million and (ii) a revolving credit loan providing available borrowings up to $100 million. The revolving credit loan has a final maturity on April 25, 2001. The interest rates indicated above are as of April 30, 1996.

     The Senior Credit Facility contains various covenants, including covenants prohibiting or limiting the incurrence of additional indebtedness, the granting of liens or guarantees, sales of assets, and capital expenditures, as well as financial covenants requiring maintenance of a specified current ratio, a fixed charge coverage ratio and a leverage ratio.

     The rollover term loan is being repaid in quarterly installments, with final maturity on July 31, 1999. The Senior Credit Facility provides that the rollover term loan bears interest at a fixed annual rate of 13.07%, provided that, through July 31, 1994, interest on the term loan was required to be paid at a floating annual rate equal to the Alternate Base Rate (as defined in the Senior Credit Facility) plus 1.5% and, provided further, that the difference between interest accrued at the fixed annual rate of 13.07% and interest paid as described above was deferred monthly in arrears and added to the principal of the rollover term loan. Such deferred interest bears interest, which is required to be paid monthly in arrears, at a floating rate equal to the Alternate Base Rate plus 1.5%, and the deferred interest added to principal is required to be paid in full on the date of the final installment of principal of the rollover term loan. The Company is also required to prepay the rollover term loan, to the extent of excess cash flow on an annual basis (as defined in the Senior Credit Facility).

     The loans under the Senior Credit Facility are collateralized by a lien on substantially all of the Company's and its subsidiaries' assets and all loans are cross-collateralized. The revolving credit loan under the Senior Credit Facility is available to the extent that the Company satisfies certain borrowing base criteria. At April 30, 1996 additional borrowings of approximately $72.5 million under the revolving credit loan were available to the Company.

     Pursuant to the Senior Credit Facility, the lenders receive a quarterly commitment fee of 1/2% per annum based on the average unused amount of the commitment of the lenders under the Senior Credit Facility.

     At April 30, 1996, $114,493,000 (net of unamortized discount of $507,000) of Senior Notes were outstanding. The Senior Notes earn interest at the rate of 9.5% per annum, payable semi-annually on June 15 and December 15. The Company will be required to redeem on June 15, 2001, the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. The Senior Notes may not be redeemed prior to June 15, 1997. On or after June 15, 1997, the Company may, at its option, redeem the Senior Notes in whole or in part at a premium plus accrued and unpaid interest. On or after June 15, 1999, the Company may redeem in whole or in part the Senior Notes at the aggregate principal amount plus accrued and unpaid interest.

     The Senior Notes are unsecured obligations of the Company. They are senior to all subordinated indebtedness of the Company and rank pari passu with all other existing and future senior indebtedness of the Company. Upon the occurrence of a change in control (as defined), the holders will have the option to cause the Company to repurchase all or a portion of the outstanding Senior Notes at 101% of the principal amount.

     The Senior Notes contain certain restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness, create liens, issue preferred stock of subsidiaries, pay dividends, repurchase capital stock, make certain other restricted payments, engage in transactions with affiliates, sell assets, engage in sale and leaseback transactions and engage in mergers and consolidation.

(5) INCOME TAX

     The Company estimates that annual income taxes will be incurred, thus the allocation of income tax to interim periods is required. The Company recorded an income tax provision by estimating the annual effective income tax rate and applied that rate to pretax income.

     The effective income tax rate for the Company varies from the Federal statutory tax rate due to permanent differences and the estimated realization of net operating loss and tax credit carryforwards.

(6) COMMITMENTS AND CONTINGENCIES

     At April 30, 1996, the Company had commitments for capital expenditures of approximately $14,000,000. The major expenditures committed include approximately $3,200,000 for new raw material handling equipment and $900,000 for computer equipment and software.

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

RESULTS OF OPERATIONS

     Net sales for the Company were $173.2 million on shipments of 438,621 net tons for the three months ended April 30, 1996, compared to $166.6 million on shipments of 422,734 net tons for the three months ended April 30, 1995. Revenues and tons shipped in the quarter increased by approximately 4% compared to the prior year period. Continued strong non-residential construction markets led to improved performance in the Company's medium and heavy structural business, as both shipments and selling prices were higher than the same quarter in the prior year. Demand remains strong for medium and heavy structurals, especially wide flange beams, the Company's largest product line. Volume and prices for products in the wire, rod, and small structural markets have declined from prior year levels due to reduced demand. Semi-finished steel sales were higher in the quarter ended April 30, 1996 compared to the prior year period, however, selling prices and margins are lower in this product group than the Company's value-added finished products.

     For the nine-month period ended April 30, 1996, net sales were $483.3 million. This represents an increase of $17.3 million or a 4% improvement compared to the same period in the prior year. Steel shipments (volume) decreased from 1,226,666 net tons for the nine months ended April 30, 1995 to 1,213,351 net tons for the comparable nine months in the current fiscal year.

     Cost of goods sold, excluding depreciation, as a percentage of net sales for the three-month period ended April 30, 1996, remained virtually unchanged from the prior year at 89.0%. Operating costs decreased from the second quarter, and were comparable to the prior year period, despite higher non-scrap related material costs.

     For the nine-month period ended April 30, 1996, the cost of goods sold percentage was 88.5% compared to 88.3% for the same period in the prior fiscal year. Costs of goods sold as a percentage of sales was essentially unchanged despite increases in scrap and other raw material costs experienced during fiscal 1996 compared to fiscal 1995. These cost increases were partially offset through improved operating rates, increased selling prices and changes in product mix.

     For the quarter ended April 30, 1996, selling and administrative expense was $3.1 million compared to $2.4 million for the three-month period ended April 30, 1995. For the nine months ended April 30, 1996, selling and administrative expense increased to $8.5 million compared to $8.0 million for the same period in the prior fiscal year. The third quarter and nine month period for fiscal 1996 have both been effected by increased professional fees and settlement of non-income related tax matters compared to the similar periods in the prior fiscal year. Additionally during the third quarter of fiscal 1995, the Company settled a wrongful death action which reduced administrative costs for litigation reserves not incurred as the losses arising from the complaint were covered by the Company's insurance carriers.

     Interest expense was $4.8 million for the quarter ended April 30, 1996, compared to $5.2 million for the same quarter in the prior fiscal year. For the nine months ended April 30, 1996, interest expense decreased to $13.8 million from $14.9 million for the same period in the prior year. The decrease in interest expense for the quarter and year to date is primarily due to the effect of capitalizing interest on major capital projects.

     The provision for income taxes was $1.5 million for the three months ended April 30, 1996 compared to $1.6 million for the three months ended April 30, 1995. For the nine months ended April 30, 1996, the provision for income tax was $4.6 million compared to $4.7 million for the same period in the prior fiscal year.

     For the foregoing reasons, net income for the three months ended April 30, 1996 improved to $3.6 million, an increase of 4% from the $3.4 million reported in the year ago period. Earnings were $0.14 per share in both periods. For the nine-month period ended April 30, 1996, net income was $10.7 million or $0.43 per share, compared to $9.9 million or $0.40 per share for the same period in the prior year, an increase of over 8%.

     The Company is party to collective bargaining agreements with two local unions affiliated with the United Steelworkers of America ("USWA"), which agreements expire on August 1, 1996. The Company continues to work towards the timely settlements of agreements with the USWA. The Company is hopeful that negotiations will conclude without disruption to employees and customers, continuing the improved competitive position of the Company. However, there is no assurance that the Company will be able to avoid a work stoppage. Furthermore, the Company's order flow and backlog will likely be negatively affected until labor negotiations are concluded. Additionally, a collective bargaining agreement with respect to a third local union affiliated with the USWA, expired on June 30, 1995. Since that time the employees continue to work without an agreement.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. Funds for the Company's operational needs have been provided from internally generated cash and through utilization of the Senior Credit Facility. As of April 30, 1996, the Company's consolidated total debt aggregated approximately $180.3 million (net of unamortized discount on the Senior Notes), of which approximately $173.1 million was classified as long term debt. The consolidated debt-to-equity ratio improved to 1.9:1 as of April 30, 1996 compared to 2.0:1 as of July 31, 1995.

     On April 30, 1996, the Company entered into an amended revolving credit agreement, which increased the available borrowing capacity to $100 million. Additionally, the revolving credit facility maturity date has been extended to April 25, 2001. The new facility provides the Company greater financial flexibility, at reduced borrowing costs. As of April 30, 1996, the Company had cash on hand of approximately $1.8 million and approximately $72.5 million available for borrowing under its existing revolving credit facility. The Company's current ratio improved to 2.1:1 at April 30, 1996 compared to 1.9:1 at July 31, 1995. The Company's increased financial and operating flexibility has enabled it to better manage inventory levels which, when combined with the Company's enhanced product line, have enabled it to better serve its customers' needs.

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

     At April 30, 1996, the Company had commitments for capital expenditures of approximately $14,000,000. The major expenditures committed include approximately $3,200,000 for new raw material handling equipment and $900,000 for computer equipment and software.

     As reported in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995 in "Item 3, Legal Proceedings," the Company is seeking a declaratory judgment in the Circuit Court of Cook County, Illinois that certain provisions of the state's amended workers' compensation administrative regulations are unconstitutional. The effect of the amended regulations is to require the Company to increase the amount of security posted by the Company from $200,000 to in excess of $8.8 million to maintain the Company's right to self-insure its workers' compensation obligations. Upon the posting of a $400,000 bond, the Company obtained a temporary restraining order which effectively restrains the imposition of this increased security requirement and the ability of the Illinois Industrial Commission (the "Industrial Commission") to terminate the Company's self-insurer status, pending further order of the Circuit Court of Cook County. If the Company is unsuccessful in its challenge to the Industrial Commission's actions or regulations and is unable to post the required bond, the Company would be required under the Illinois law to obtain insurance for its workers' compensation claims. Insurance would be much more expensive than the Company's self-insurance plan or may be unavailable and obtaining a letter of credit under the Senior Credit Facility would reduce the Company's borrowing capacity.


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

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibit 11 - Computation of Income Per Share

          (b) Exhibit 27 - Financial Data Schedule

          (c) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1996.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NORTHWESTERN STEEL AND WIRE COMPANY



                                            By     /s/ T. J. Bondy
                                               -----------------------------
                                                 Timothy J. Bondy
                                                 Vice President, and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)


June 14, 1996

                                 EXHIBIT INDEX


                                                   Prior Filing
                                                   or Sequential
Exhibit No.            Description                 Page Number
- -----------       -----------------------          -------------

 11.0        Exhibit 11                                    1

 27.0        Financial Data Schedule                       2