Form 10-K405
period 1996-07-31
NORTHWESTERN STEEL & WIRE CO
filed 1996-10-29
CIK 73093

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

FOR THE FISCAL YEAR ENDED JULY 31, 1996

/ / TRANSITION REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

FOR TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-4288

                      NORTHWESTERN STEEL AND WIRE COMPANY
             (Exact name of registrant as specified in its charter)

                                    ILLINOIS
                        (State or other jurisdiction of
                         incorporation or organization)

                               121 WALLACE STREET
                               STERLING, ILLINOIS
                    (Address of principal executive offices)
                                   36-1562920
                                (I.R.S. Employer
                              Identification No.)

                                     61081
                                   (Zip Code)

        Registrant's telephone number, including area code 815/625-2500
          Securities registered pursuant to Section 12(b) of the Act:

                              TITLE OF EACH CLASS
                                ----------------
                                      None
                             NAME OF EACH EXCHANGE
                              ON WHICH REGISTERED
                             ---------------------
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          9 1/2% Senior Notes due 2001

                           -------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/          No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. /X/

     State the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant: $80,844,000

     Number of shares of Common Stock, par value $0.01 per share, outstanding as of October 16, 1996: 24,881,529

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

     The Company's operations are located in Sterling and neighboring Rock Falls, Illinois (the "Sterling Operations"); Houston, Texas (the "Houston Facility"); and Hickman, Kentucky (the "Kentucky Facility"). The Sterling Operations consist primarily of a melt shop with three 400-ton electric arc furnaces with an annual scrap melting capacity in excess of 2.4 million tons, two ladle metallurgical furnaces, three continuous casters, three rolling and finishing mills and the Company's nail and wire operations. The Houston Facility consists of a wide flange beam rolling and finishing mill. The Kentucky Facility is the Company's newest operation which produces concrete reinforcing mesh. The Company's continuous casters have sufficient capacity to cast semi-finished steel for all of the Company's rolling and finishing mills.

OPERATIONS

     The Company's operations constitute one line of business with several classes of products. Operations are divided into the Steel Division and the Rod and Wire Products Division.

     The Steel Division produces raw steel using the electric arc furnace process. Semi-finished steel is made by continuously casting into billets, blooms and beam blanks.

     Finished products are rolled from the semi-finished steel through a series of reduction mill processes. Such products include wide flange beams, channel and angle products and merchant bar and bar shapes, which are sold nationally to steel fabricators, distributors and original equipment manufacturers, including industrial and agricultural machinery manufacturers. The Company sells its output principally through Company personnel and independent sales agents to customers located throughout the United States. In addition, semi-finished products are sold to other steel producers.

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

     Approximately one-half of the Company's steel rod production is utilized in the manufacture of the Company's rod and wire products, while the remaining one-half of the Company's rod production is sold to other manufacturers of rod and wire products. The Company sells its rod and wire products largely to hardware jobbers, agricultural cooperatives, hardware and other retailers serving the do-it-yourself market and the construction industry in the upper Midwest region of the United States. Manufacturers' wire is sold directly to manufacturers of a variety of products, such as fan guards, automotive door rods, shopping carts and dishwasher baskets. The Company believes that it is the largest single-site manufacturer of nails in the United States.

     The Company addresses the needs of its markets through enhanced customer focus achieved through a variety of initiatives. These initiatives include dedicated market sector sales groups, customer-direct computer access, on-time delivery improvement programs and customer-friendly production cycles.

CAPITAL IMPROVEMENTS

     Over the years, the Company has improved many of its steel manufacturing operations. At the Sterling Operations, capital improvements have included the modernization of the 12 bar mill into a high-speed rod mill and the modernization of the 14 rolling mill. Melt shop improvements at the Sterling Operations have included construction and installation of a billet caster, a bloom caster and a beam blank caster which permits the Company to continuously cast 100% of its product. Other melt shop improvements have included the installation of a second ladle metallurgical station, low impedance arms, upgraded transformer and ladle transfer cars.

     In the last three years the Company has invested approximately $95 million in capital improvements. Projects placed in service during that time include a second ladle metallurgical station to eliminate production bottlenecks, a state-of-the-art high voltage transformer that reduces the time needed to produce a ton of steel, improved furnace controls, a twin line high-speed reinforcing mesh facility (the Kentucky Facility), an in-line rod gauging system to improve quality, an electrical system upgrade at the Houston Facility to increase mill throughput, a mechanical nail galvanizing facility and a healthcare clinic to help control rising health care costs. The Company believes that these improvements have enabled it to lower its cost for both its structural steel products and rod and wire products.

RAW MATERIALS

     The Company's major raw material is steel scrap, which is generated principally from industrial, automotive, demolition and railroad sources and is purchased by the Company in the open market through a number of scrap brokers and dealers or by direct purchase. The cost of scrap is subject to market forces including demand by other steel producers for comparable grades of scrap. The cost of scrap to the Company can vary significantly, and product prices generally cannot be adjusted in the short-term to recover large increases in steel scrap costs. Over longer periods of time, however, product prices and scrap prices have tended to move in the same direction.

     The long term demand for ferrous scrap and its importance to the domestic steel industry can be expected to increase as steelmakers continue to expand scrap-based electric furnace capacity with additions to or replacements of existing integrated facilities. For the foreseeable future, however, the Company believes that supplies of scrap grades used in its operations will continue to be available in sufficient quantities.

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

COMPETITION

     The Company competes with a number of domestic and foreign mini-mill and integrated steel producers. In the structural steel market, the Company believes its principal competitors are Bethlehem Steel Corporation, an integrated steel producer, and Chaparral Steel Co. and Nucor-Yamato Steel Company, both of whom use an electric arc furnace-based steelmaking process. The Company has attempted to differentiate itself from its mini-mill competitors by taking advantage of its ability to supply "cut to length" quantities and higher value added services to the steel fabricator market. Integrated producers generally operate at a competitive disadvantage to domestic mini-mill producers because of less efficient production techniques and higher labor costs. A relatively weak dollar and high shipping costs had reduced foreign exports of structural steel products to the United States in the past several years. More recently, a strengthening dollar and relatively strong U.S. construction market compared to other world markets has led to higher levels of imported steel products.

     According to the American Iron and Steel Institute, ("AISI"), the size of the U.S. structural steel market was approximately 6.3 million tons in calendar 1995. Because of their cost disadvantage, domestic integrated producers have reduced their structural steel production. This supply has been replaced by domestic mini-mills and imported steel products. Although integrated producers have been reducing their production levels, the Company believes that the market for structural steel products will increase, as the use of structural steel is expanding in various construction applications, replacing traditional materials such as concrete, because of the flexibility and strength of steel products and structural steel's speed of installation and resistance to earthquake damage. Based on information published by the AISI, the Company believes that its share of shipments by domestic mills in the U.S. structural steel market was approximately 16% for fiscal 1996. Within the market for wide flange beams, the Company believes its share of domestic mill shipments in the U.S. market was approximately 24% for fiscal 1996, based on information published by the AISI.

     The market for rod and wire products in which the Company competes is generally confined to the upper Midwest region of the United States in which the Sterling Operations are located. This confinement results from the relatively high freight costs as compared to product values. The Company's competitors in the rod market include G.S.T., CF&I Steel L.P. ("CF&I"), Keystone Steel & Wire Co. ("Keystone") and North Star Steel Co. The Company's competitors in the wire market include Bekaert Corp., CF&I, Keystone, Insteel Industries, Inc., and Oklahoma Steel Corp.

BACKLOG

     As of September 30, 1996, order backlog, all of which is expected to be filled in fiscal 1997, totaled approximately $63 million compared with approximately $96 million as of September 30, 1995. The decrease in order backlog is primarily in the Company's large structural products. The Company believes that the decrease in order backlog reflects shorter lead times as supply and demand were more balanced as compared to tight market conditions in the prior year. In addition, the uncertainty of production and shipping schedules related to labor negotiations in late July 1996, resulted in lower order levels for large structural products.

SALES BY DIVISION

     During the fiscal years ended July 31, 1996, 1995 and 1994 no single customer accounted for more than 10% of total dollar net sales. Sales to the Company's ten largest customers accounted for approximately 22% of total net sales in fiscal 1996. Total foreign sales accounted for approximately 2% of total fiscal 1996 net sales.

     For the fiscal years indicated below, the approximate percentage of net sales contributed by each class of similar products is as follows:

                                                                 1996      1995      1994
                                                                 -----     -----     -----
        Steel Division
          Structural..........................................    59.3%     52.5%     52.1%
          Merchant bar........................................     8.2      11.8       9.9
          Semi-finished.......................................     5.0       3.7       6.7
                                                                 -----     -----     -----
                                                                  72.5      68.0      68.7
                                                                 -----     -----     -----
        Rod and Wire Products Division
          Wire Products.......................................    17.7      20.0      21.8
          Rod.................................................     9.8      12.0       9.5
                                                                 -----     -----     -----
                                                                  27.5      32.0      31.3
                                                                 -----     -----     -----
             Total............................................   100.0%    100.0%    100.0%
                                                                 =====     =====     =====

EMPLOYEES

     As of July 31, 1996, there were approximately 2,300 active employees of the Company, approximately 2,000 of which are members of five collective bargaining units. The majority are members of two local unions affiliated with the United Steelworkers of America ("USWA"), and the remainder represented by one local union affiliated with the United Plant Guard Workers of America and one local union affiliated with the International Brotherhood of Teamsters. The Company is party to collective bargaining agreements with the USWA with respect to employees in Sterling and Rock Falls, Illinois, and Houston, Texas, which agreements expire on August 1, 2000. Certain employees at the Hickman, Kentucky facility are also represented by the USWA. The two remaining bargaining units are party to collective bargaining agreements with the Company, each of which expires in fiscal 1997.

     Through the ESOP and defined contribution savings plans, employees of the Company currently own approximately 17% of the outstanding Common Stock.

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

     Based on continuing review of applicable regulatory requirements by the Company's internal environmental compliance officer and advice from independent consultants, the Company believes that it is currently in substantial compliance with applicable environmental requirements, except as described below. Nevertheless, as is the case with steel producers in general, if a release of hazardous substances located on the Company's property occurs, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability and remedial cost could be material. During fiscal 1997 the Company is anticipating capital expenditures of approximately $2.3 million for environmental controls consisting of an upgrade to the particulate emission collection system, Phase II of the landfill expansion and equipment upgrades for waste water discharge treatment.

     The Company possesses air emission permits for all major operations. New rules to be adopted under amendments to the 1990 Clean Air Act ("CAA") may impose significantly stricter air emissions standards on the Company. The Company has applied for an air permit under Title V of the CAA. Because regulations applicable to the Company's operations have not yet been promulgated under the CAA, the Company cannot at this time determine the cost to comply with the new regulations. Because these standards will also apply to the Company's domestic competitors, they should not materially affect the Company's competitive position.

     The Company has been cited by the United States Environmental Protection Agency (USEPA) for alleged violations of clean air standards and other requirements at it Sterling furnace operations. As part of its ongoing environmental compliance program, the Company will make a capital expenditure of approximately $1.3 million in fiscal 1997 to upgrade the particulate emission collection system in the furnace area. The Company is also studying additional alternatives to improve emission control and address issues raised by the USEPA. The cost of further remedial steps and potential penalties imposed by the USEPA, if any, cannot be determined at this time.

     The Resource Conservation and Recovery Act ("RCRA") regulates the disposal of emission control sludge/dust from electric arc furnaces ("K061"), a waste stream generated in significant quantities at the Sterling Operations. The Company is complying with RCRA with respect to K061 by using a third party to chemically stabilize this waste before its disposal. Fiscal 1996 expenses in connection with such services were approximately $4.5 million. This chemical stabilization process allows the Company to use the fully permitted hazardous waste landfill at the Sterling Operations for disposal of the stabilized K061.

     In 1994, the Company received a modification to its Part B RCRA permit from the Illinois EPA to allow an expansion to its hazardous waste landfill. Phase II of the expansion will be conducted during fiscal 1997. The Company also operates an on-site non-hazardous waste landfill. The Company expects to close this landfill site in fiscal 1998. The Company has established reserves for landfill closure costs.

     The Company has occasionally exceeded the limits of its wastewater discharge permit at its Sterling Operations. The Company believes that modified operating procedures and certain equipment upgrades should eliminate the waste water discharge concerns of the State of Illinois and the EPA.

     The Company has been identified by the Illinois Environmental Protection Agency (IEPA) as one of eighteen potentially responsible parties for costs associated with a third party owned disposal site. The IEPA is likely to seek compensation from the Company as an alleged waste generator for recovery of past costs and future remediation of the waste site. Under Illinois law, the Company's share of liability can be limited to its proportionate share based upon causation of the total cost of the site. Based on data available, the Company's share will be a smaller fraction of the total site clean up costs, however no determination of total cost for remediation can be made at this time.

PATENTS AND TRADEMARKS

     The Company holds no patents, trademarks, licenses, franchises or concessions of material importance to its business.

ENTERPRISE ZONE DESIGNATION

     In 1988, the Company's property was designated to be within an Illinois Enterprise Zone ("Enterprise Zone") by the Illinois Department of Commerce and Community Affairs. The primary benefit to the Company of operating within an Enterprise Zone is the receipt of a state utility tax exemption on gas and electricity as well as an exemption on the Illinois Commerce Commission's administrative charge on these utilities. The Company has been able to demonstrate sufficient capital spending and thus is entitled to the utility tax exemption through July 31, 1998. This utility tax exemption is expected to save the Company approximately $2.0 million to $2.5 million per year through July 31, 1998.

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

     Located in Plant 2 are liquid metal producing facilities, with 2,400,000 tons annual capacity, consisting of three 400-ton electric furnaces. Also located at Plant 2 is a six-strand bloom continuous caster, an eight-strand billet continuous caster and a three-strand jumbo beam caster having a combined annual capacity of 2,500,000 tons, and a 12 rod train having an annual capacity of 400,000 tons. At present, this plant comprises 961,318 square feet of floor space.

     Plant 3 consists of a 24 structural mill, with a total annual capacity of 440,000 tons. The plant comprises approximately 900,000 square feet of floor space.

     Manufacturing facilities for the production of welded wire products are located at the Rock Falls Plant 4, which consists of 397,880 square feet.

     The 14 merchant bar mill, comprising 434,740 square feet and having an annual capacity of 400,000 tons, is located at Plant 5.

     Plant 6 consists of 48,304 square feet of floor space and is currently idle.

     The Houston Facility consists of a wide flange structural mill and comprises approximately 860,000 square feet of floor space. The total annual capacity of the mill is 600,000 tons. The Houston Facility consists generally of a 48 wide flange beam finishing mill, a barge dock, and the corresponding real property on which these structures are located.

     The Kentucky Facility consists of a manufacturing facility for the production of concrete reinforcing mesh. The facility comprises approximately 192,000 square feet of floor space and has an annual capacity of 80,000 net tons.

     All buildings are owned by the Company and are of steel, brick or concrete construction. The Company believes that its plants and equipment are in good operating condition.

     Pursuant to the Company's existing credit facility, the Company has granted mortgages on all of the Company's real estate and security interests in its other assets, including equipment and fixtures.

ITEM 3. LEGAL PROCEEDINGS

     In September 1996, the Company and the Illinois Industrial Commission (The "Commission") reached agreement regarding the amount of security to be posted by the Company to maintain the Company's self-insurance workers' compensation status. The Company will post $2 million in security in October 1996, and each year thereafter, subject to adjustment for annual changes in estimated liability, over a four year phase-in period, at the end of which the Company is scheduled to comply with the then current security requirement of the Commission. Total security requirements at July 1996 approximate $7.1 million. The Company will utilize letters of credit available under its Revolving Credit Agreement to meet its security obligations.

     The Company is not a party to any other significant pending legal proceedings not covered by insurance, other than routine litigation incidental to its business which the Company believes will not materially affect its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     At October 16, 1996, 24,461,385 shares of Common Stock were issued and outstanding and held by 1,200 registered holders.

     The Company does not expect to pay dividends on the Common Stock during the foreseeable future. The Company's Senior Credit Facility prohibits the payment of any dividends. The indenture relating to the 9 1/2% Senior Notes due 2001 of the Company also restricts the payment of dividends.

MARKET PRICE AND CASH DIVIDENDS

     The following table presents the high and low market price by quarter for the last two fiscal years.

                                QUARTER ENDED                        HIGH     LOW
            -----------------------------------------------------   ------    ----
            Fiscal 1996
              October 31,........................................   $10 1/8   $6 1/2
              January 31,........................................    9 1/8    6 7/8
              April 30,..........................................    9 1/8    5 7/8
              July 31,...........................................    6 7/8     5
            Fiscal 1995
              October 31,........................................   $9 5/8    $6
              January 31,........................................    7 7/8    5 1/2
              April 28,..........................................    7 5/8    5 3/4
              July 31,...........................................   10 1/4    5 7/8

     As of October 16, 1996 the closing price of Common Stock on The Nasdaq Stock Market (under the symbol NWSW) was $5 1/8. Since the initial public offering of June 12, 1993, there have been no dividends paid on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                                 FISCAL YEARS ENDED JULY 31,
                                              -----------------------------------------------------------------
                                                1996           1995           1994        1993           1992
                                              --------       --------       --------    --------       --------
                                                       (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales..................................   $661,069       $638,420       $603,609    $539,210       $470,049
Cost of goods sold (excluding
  depreciation)............................    588,774        563,325        540,701     484,122        435,953
Selling and administrative expenses........     11,920         11,334         10,882      11,608          6,884
Operating profit...........................     35,587         40,718         29,821      21,554          5,130
Interest expense...........................     18,583         19,674         19,221      23,200         27,745
Income (loss) before income taxes,
  extraordinary item and cumulative effect
  of accounting change.....................     17,167         21,178         10,730      (1,522)       (22,372)
Net income (loss)..........................   $ 20,670(1)    $ 26,978(2)    $ 10,010    $(47,695)(4)   $(22,372)
Income (loss) per share before
  extraordinary item and cumulative effect
  of accounting change.....................   $   0.83       $   1.07       $   0.40    $  (0.08)      $  (1.72)
Net income (loss) per common share.........       0.83(1)        1.07(2)        0.40       (2.62)(4)      (1.72)
OTHER DATA:
Capital expenditures.......................   $ 36,269       $ 35,573       $ 22,930    $ 12,271       $  7,119
EBITDA(3)..................................   $ 60,375       $ 64,883       $ 53,148    $ 44,603       $ 28,334
Total Tons Shipped (000's).................      1,668          1,662          1,632       1,577          1,363
Active employees...........................      2,339          2,380          2,517       2,500          2,696

                                                                         AT JULY 31,
                                              -----------------------------------------------------------------
                                                1996           1995           1994        1993           1992
                                              --------       --------       --------    --------       --------
BALANCE SHEET DATA:
Current assets.............................   $190,279       $186,045       $168,999    $144,247       $101,799
Plant and equipment -- net.................    241,189        229,708        217,178     216,515        226,170
Other assets...............................     11,050          5,655          7,999      10,896         11,853
                                              --------       --------       --------    --------       --------
Total assets...............................   $442,518       $421,408       $394,176    $371,658       $339,822
                                              ========       ========       ========    ========       ========
Current liabilities........................   $105,742       $ 96,641       $ 90,082    $ 80,889       $107,371
Long term debt.............................    153,646        162,110        166,942     164,234        199,551
Other long term liabilities................     77,114         75,042         79,246      64,043         22,567
Deferred income taxes......................         --          4,744          7,402       7,602             --
Shareholders' equity.......................    106,016         82,871         50,504      54,890         10,333
                                              --------       --------       --------    --------       --------
Total liabilities and shareholders'
  equity...................................   $442,518       $421,408       $394,176    $371,658       $339,822
                                              ========       ========       ========    ========       ========
Working capital............................   $ 84,537       $ 89,404       $ 78,917    $ 63,358       $ (5,572)
                                              ========       ========       ========    ========       ========

-------------------------
Notes for Summary of Selected Financial Data

(1) Net income included a $10.4 million or $.42 per share tax benefit due to recognition of certain deferred tax assets which are now more likely than not to be realized.

(2) Net income included a $10.6 million or $.42 per share tax benefit due to recognition of certain deferred tax assets which are now more likely than not to be realized.

(3) EBITDA is defined as operating profit plus depreciation and amortization. The Company believes EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent net income or cash flow from operations as determined by generally accepted accounting principles, and is not necessarily an indication of whether cash flow will be sufficient to fund cash requirements.

(4) Net income included extraordinary loss of $6.4 million or $.35 per share related to early extinguishment of debt and cumulative effect of accounting change of $39.8 million or $2.19 per share related to adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

     Net sales for fiscal 1996 were $661.1 million, an increase of $22.6 million or 4% from fiscal 1995. Revenues increased in fiscal 1996 as medium and heavy structural products benefited from continuing strength in non-residential construction markets and low levels of imported structural steel products. However, import levels for such products began to increase late in the fiscal year. Medium and heavy structural products represented 50% of revenue in 1996, with selling prices 14% higher compared to the prior year. Volume and prices for products in the wire, rod and small structural markets declined in 1996 due to reduced demand. Semi-finished steel sales were higher in 1996 compared to the prior year period, however, selling prices and margins are lower in this product group than the Company's value-added finished products.

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

COST OF GOODS SOLD

     Cost of goods sold (excluding depreciation) as a percentage of net sales increased from 88% in fiscal 1995 to 89% in fiscal 1996. Despite an overall increase in selling prices, the cost of goods sold as a percentage of sales increased due to increases in the Company's principal raw material, steel scrap, as well as higher other non-scrap related material costs. These cost increases were partially offset through improved operating rates, increased selling prices and changes in product mix through the first nine months of fiscal 1996. However, during the final quarter of 1996, cost of goods sold as a percentage of sales increased to almost 91% due to the impact associated with labor negotiations and a potential work stoppage. Lower margins were also realized in the fourth quarter due to higher costs and changes in product mix. Total volume shipped during this period was maintained primarily through increased levels of semi-finished sales. The uncertainty of production and shipping schedules related to labor negotiations resulted in lower orders and shipments of large structural products. Due to this temporary reduction in order flow, the production schedules for structural products were impacted, resulting in decreased operating rates and increased costs. The reduced order level at the end of fiscal 1996 will continue to impact earnings into fiscal 1997.

     Despite higher prices for steel scrap in fiscal 1995, cost of goods sold (excluding depreciation) as a percentage of net sales decreased from 90% experienced in fiscal 1994 to 88% for fiscal 1995. This resulted from a combination of improved operating efficiencies and increased selling prices. Improved Sterling Operations operating efficiencies resulted from increased capacity utilization and workforce reductions. Record production levels were achieved in semi-finished products from the Company's primary facility and rod products from the 120 Mill. These record production levels were achieved while remaining on plan to reduce the Company's hourly and salaried workforce by 20% from fiscal 1993 to fiscal 1996. Continued improvements in production costs at the Houston Facility resulted from increased yield and operating rates. As a result of these increases, the Houston Facility achieved record production levels in fiscal 1995. Selling prices improved from increased market demand in conjunction with emphasis on higher value-added products and customer service.

DEPRECIATION

     Capital expenditure spending levels during fiscal 1996 and 1995 represent an increase of more than twice the prior two year period. Depreciation expense increased $1.7 million in 1996 compared to the prior year as a result of this higher spending level.

     Fiscal 1995 depreciation expense was $23.0 million compared to $22.2 million for 1994 when the Company embarked on an increased capital expenditure program.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses were $11.9 million in fiscal 1996 compared to $11.3 million in the prior year. The increase resulted primarily from increased professional fees related to labor negotiations and other legal matters, as well as settlement of non-income related tax matters. During fiscal 1995, the Company settled a wrongful death action for which previously established reserves were not required as the losses arising from the complaint were covered by the Company's insurance carriers.

     Selling and administrative expenses increased from $10.9 million in fiscal 1994 to $11.3 million in fiscal 1995. The increase resulted primarily from an increase in management incentive program expense. These incentives are based on the Company's achieved versus planned profitability for the fiscal year.

OPERATING PROFIT

     Operating profit decreased almost 13% in fiscal 1996 compared to fiscal 1995 due primarily to the impact of labor negotiations and a potential work stoppage. Through the first three quarters of fiscal 1996, operating profit was virtually unchanged from the same period in the prior year. During the final quarter of 1996, operating profit was down 43% compared to the same period in 1995.

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

INTEREST EXPENSE

     Interest expense was $18.6 million for 1996 which represents a $1.1 million decrease compared to the prior year. The decrease in interest expense is primarily due to the effect of capitalizing interest on major capital projects.

     Interest expense increased from $19.2 million in fiscal 1994 to $19.7 million for fiscal 1995. The additional interest expense resulted primarily from the increase in interest rates on the Company's variable rate debt.

INCOME TAXES

     The fiscal 1996 and 1995 provisions for income taxes include $10.4 million and $10.6 million, respectively, in tax benefits associated with the recognition of certain deferred tax assets which are now more likely than not to be realized. Excluding these benefits, the current portion of the tax provisions for fiscal 1996 and 1995 were $4.0 million and $4.8 million, respectively. The effective tax rate in fiscal 1997 is expected to approximate 40%.

NET INCOME

     Net income of $20.7 million or $.83 per share in fiscal 1996 compares to net income of $27.0 million or $1.07 per share in the prior year.

     Net income in fiscal 1995 was $27.0 million or $1.07 per share compared to $10.0 million or $.40 per share in fiscal 1994. Excluding the tax benefit for deferred tax assets of $10.6 million or $.42 per share, as described above, net income increased 64% in fiscal 1995 compared to the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     The financial position of the Company has improved. The Company achieved cash flow from operations of $35.5 million, which represents the Company's eleventh consecutive year of positive cash flow from operations. Additionally the Company generated earnings for the third consecutive year. As of July 31, 1996, the Company had cash on hand of approximately $5.6 million and approximately $89 million available under its revolving credit facility. The Company's current ratio was 1.8:1 at July 31, 1996 compared to 1.9:1 at July 31, 1995. The consolidated debt-to-equity ratio improved to 1.5:1 at July 31, 1996 compared to 2.0:1 at July 31, 1995. The Company's improved financial condition has provided it with flexibility to better manage inventory levels that, when combined with the Company's enhanced product line, has enabled it to better serve its customers' needs.

     In April 1996, the Company and its lenders amended its revolving credit facility, thereby improving liquidity. The new credit facility increased borrowing capacity to $100 million from $65 million, the maturity date was extended to April 2001 and the new credit facility increasing borrowing capacity provides for borrowing options at reduced interest rates from the prior agreement.

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

The Company assesses likely market, technological and other business changes in coming years and develops plans to ensure that it will be responsive to such changes.

     In view of the increased level of operations and resulting improved profitability, but more importantly due to the generation of adequate cash flow, the Company was able to maintain capital expenditures levels of approximately $36 million during fiscal 1996 and 1995. Capital expenditures for fiscal 1994 were approximately $23 million. This plan continues to be based upon internally generated funds and maintaining debt generally at existing levels. The Company is now poised to more effectively compete, grow and provide improvements in the quality and cost of our products as well as customer service.

ACCOUNTING STANDARDS

     Statement of Financial Accounting ("SFAS") Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), was issued in March 1995. SFAS 121 requires recognition of impairment losses on long-lived assets as well as the accounting for long-lived assets that are expected to be disposed of in future periods. SFAS 121 becomes effective in 1997. The effect on the Company of adoption of this statement cannot be determined at this time. The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for its stock-based compensation programs and intends to adopt the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation," beginning in 1997.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the caption "Directors and Executive Officers of the Registrant" in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not deemed to be filed as part of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not deemed to be filed as part of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not deemed to be filed as part of this report.

ITEM 13. CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the caption "Certain Transactions and Related Transactions" in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not deemed to be filed as part of this report.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
  OF NORTHWESTERN STEEL AND WIRE COMPANY

     We have audited the accompanying consolidated balance sheets of Northwestern Steel and Wire Company and Subsidiaries as of July 31, 1996 and 1995 and the related consolidated statements of shareholders' equity, operations and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwestern Steel and Wire Company and Subsidiaries as of July 31, 1996 and 1995 and the consolidated results of their operations and cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles.
                                          COOPERS & LYBRAND L.L.P.
Chicago, Illinois
September 12, 1996

                      NORTHWESTERN STEEL AND WIRE COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                              AS OF JULY 31,
                                                                           --------------------
                                                                             1996        1995
                                                                           --------    --------
                                                                            (DOLLAR AMOUNTS IN
                                                                                THOUSANDS
                                                                            EXCEPT SHARE DATA)
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................................   $  5,558    $ 14,275
  Receivables, less allowances of $825 and $1,000, respectively.........     68,004      58,878
  Inventories...........................................................     98,401      90,577
  Deferred income taxes.................................................     11,517      15,344
  Other assets..........................................................      6,799       6,971
                                                                           --------    --------
     Total current assets...............................................    190,279     186,045
PLANT AND EQUIPMENT, at cost, less accumulated depreciation of $166,206
  and $141,321, respectively............................................    241,189     229,708
DEFERRED INCOME TAXES...................................................      6,616          --
DEFERRED FINANCING COSTS................................................      4,434       5,655
                                                                           --------    --------
     Total assets.......................................................   $442,518..  $421,408
                                                                           ========    ========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable......................................................   $ 75,470    $ 66,441
  Accrued expenses......................................................     22,768      23,810
  Current portion of long term debt.....................................      7,504       6,390
                                                                           --------    --------
     Total current liabilities..........................................    105,742      96,641
LONG TERM DEBT..........................................................    153,646     162,110
DEFERRED INCOME TAXES...................................................         --       4,744
OTHER LONG TERM LIABILITIES.............................................     77,114      75,042
                                                                           --------    --------
                                                                            336,502     338,537
                                                                           --------    --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, par value $1 per share:
     -- Authorized -- 1,000,000 shares
     -- Issued -- none
  Common stock, par value $.01 per share:
     -- Authorized -- 75,000,000 shares
     -- Issued -- 24,858,842 and 24,809,842 shares, respectively........    123,786     123,609
  Retained (deficit) earnings...........................................     (5,051)    (25,721)
  Minimum pension liability.............................................     (7,395)     (9,693)
  Treasury shares, at cost; 420,144 shares of common stock..............     (5,324)     (5,324)
                                                                           --------    --------
     Total shareholders' equity.........................................    106,016      82,871
                                                                           --------    --------
     Total liabilities and shareholders' equity.........................   $442,518    $421,408
                                                                           ========    ========

   The accompanying notes are an integral part of the consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 COMMON STOCK
                                $.01 PAR VALUE       RETAINED               TREASURY SHARE         TOTAL
                             ---------------------   EARNINGS              -----------------   SHAREHOLDERS'
                               SHARES      AMOUNT    (DEFICIT)   OTHER     SHARES    AMOUNT       EQUITY
                             ----------   --------   --------   --------   -------   -------   -------------
                                                    (IN THOUSANDS EXCEPT SHARE DATA)
Balance at July 31, 1993...  24,631,955   $122,942   $(62,709)             420,014   $(5,343)    $  54,890
Net income.................                            10,010                                       10,010
Treasury shares............                    (21)                                       20            (1)
Options exercised..........      83,067        332                                                     332
Cost from prior year stock
  issuance.................                   (155)                                                   (155)
Establishment of minimum
  pension liability........                                     $(14,572)                          (14,572)
                             ----------   --------   --------   --------   -------   -------      --------
Balance at July 31, 1994...  24,715,022    123,098    (52,699)   (14,572)  420,014    (5,323)       50,504
Net income.................                            26,978                                       26,978
Treasury shares............                                                    130        (1)           (1)
Options exercised..........      94,820        361                                                     361
Contributed capital........                    150                                                     150
Change in minimum pension
  liability................                                        4,879                             4,879
                             ----------   --------   --------   --------   -------   -------      --------
Balance at July 31, 1995...  24,809,842    123,609    (25,721)    (9,693)  420,144    (5,324)       82,871
Net income.................                            20,670                                       20,670
Options exercised..........      49,000        177                                                     177
Change in minimum pension
  liability................                                        2,298                             2,298
                             ----------   --------   --------   --------   -------   -------      --------
Balance at July 31, 1996...  24,858,842   $123,786   $ (5,051)  $ (7,395)  420,144   $(5,324)    $ 106,016
                             ==========   ========   ========   ========   =======   =======      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      NORTHWESTERN STEEL AND WIRE COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             FOR THE
                                                                       YEARS ENDED JULY 31,
                                                                 --------------------------------
                                                                   1996        1995        1994
                                                                 --------    --------    --------
                                                                  (IN THOUSANDS EXCEPT PER SHARE
                                                                              DATA)
Net sales.....................................................   $661,069    $638,420    $603,609
                                                                 --------    --------    --------
Cost and operating expenses:
  Cost of goods sold (excluding depreciation).................    588,774     563,325     540,701
  Depreciation................................................     24,788      23,043      22,205
  Selling and administrative..................................     11,920      11,334      10,882
                                                                 --------    --------    --------
     Total cost and operating expenses........................    625,482     597,702     573,788
                                                                 --------    --------    --------
Operating profit..............................................     35,587      40,718      29,821
                                                                 --------    --------    --------
Other income and expenses:
  Interest expense............................................     18,583      19,674      19,221
  Interest and other income...................................       (163)       (134)       (130)
                                                                 --------    --------    --------
     Total other income and expenses..........................     18,420      19,540      19,091
                                                                 --------    --------    --------
Income before income taxes....................................     17,167      21,178      10,730
(Benefit) provision for income taxes..........................     (3,503)     (5,800)        720
                                                                 --------    --------    --------
Net income....................................................   $ 20,670    $ 26,978    $ 10,010
                                                                 ========    ========    ========
Net income per share..........................................   $   0.83    $   1.07    $   0.40
                                                                 ========    ========    ========
Net tons shipped..............................................      1,668       1,662       1,632
                                                                 ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      NORTHWESTERN STEEL AND WIRE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED JULY 31,
                                                               ----------------------------------
                                                                 1996         1995         1994
                                                               ---------    ---------    --------
                                                                         (IN THOUSANDS)
Cash Flow From Operations:
  Net income................................................   $  20,670    $  26,978    $ 10,010
  Depreciation..............................................      24,788       23,043      22,205
  Loss on sale of plant and equipment.......................          --           --          14
  Amortization of deferred financing costs and debt
     discount...............................................       2,029        2,176       2,294
  Amortization of organizational and pre-operating costs....          --        1,122       1,122
  Deferred income tax benefit...............................      (7,533)     (10,600)         --
  Increase in receivables...................................      (9,126)      (1,602)     (3,247)
  Increase in inventories...................................      (7,824)      (5,895)     (8,960)
  Decrease (increase) in other current assets...............         172         (149)     (1,701)
  Increase in accounts payable and accrued expenses.........       7,987          258       9,190
  Increase in other long term liabilities...................       4,370          676         631
  Deferred interest due at maturity.........................          --           15       2,147
                                                               ---------    ---------    --------
Net cash provided by operations.............................      35,533       36,022      33,705
                                                               ---------    ---------    --------
Cash Flows From Investing Activities:
  Capital expenditures......................................     (36,269)     (35,573)    (22,930)
  Proceeds from sale of plant and equipment.................          --           --          48
                                                               ---------    ---------    --------
Net cash used in investing activities.......................     (36,269)     (35,573)    (22,882)
                                                               ---------    ---------    --------
Cash Flows From Financing Activities:
  Payments of long term debt................................    (252,658)    (165,246)    (97,645)
  Proceeds from issuance of long term debt..................     244,500      165,745      97,689
  Exercise of stock options.................................         177          511         332
  Other.....................................................          --           (1)       (155)
                                                               ---------    ---------    --------
Net cash (used in) provided by financing activities.........      (7,981)       1,009         221
                                                               ---------    ---------    --------
  (Decrease) increase in cash and cash equivalents..........      (8,717)       1,458      11,044
Cash and Cash Equivalents:
  Beginning of period.......................................      14,275       12,817       1,773
                                                               ---------    ---------    --------
  End of period.............................................   $   5,558    $  14,275    $ 12,817
                                                               =========    =========    ========
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
  Interest..................................................   $  17,591    $  17,716    $ 14,859
  Income taxes paid.........................................       5,301        6,184       1,380

   The accompanying notes are an integral part of the consolidated financial statements.

                      NORTHWESTERN STEEL AND WIRE COMPANY

                         NOTES TO FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Founded in 1879, the Company is a major mini-mill producer of structural steel components which include wide flange beams, channels, angles and merchant bar, as well as rod and wire products which include nails, fencing, concrete reinforcing mesh and other fabricated wire products. Structural products are used in a wide variety of commercial, industrial and residential construction applications, while rod and wire products are marketed to the construction and agricultural industries, retail "do-it-yourself" outlets, distributors and other wire manufacturers. The majority of employees are covered by collective bargaining agreements.

CONSOLIDATION

     The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CONCENTRATION OF CREDIT RISK

     The Company grants credit to its customers in the normal course of business. Credit limits, on-going credit evaluation and account monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required.

INVENTORIES AND PRODUCTION COSTS

     Inventories are valued at the lower of cost or market. Cost is determined on a monthly moving average method and includes materials, labor and certain components of conversion overhead.

PLANT AND EQUIPMENT

     Plant and equipment is carried at cost and depreciated when placed in service based on methods and rates designed to amortize the cost over the estimated useful lives (generally 40 years for buildings, 12 and 18 years for mill machinery and 3 to 20 years for all other equipment). Depreciation is computed principally on the straight line method for financial reporting purposes while accelerated methods and straight line methods are used for income tax purposes. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is reflected in income.

NET INCOME PER SHARE

     Net income per share is based upon the average number of common and common equivalent shares outstanding.

BENEFITS FOR RETIRED EMPLOYEES

     The Company provides pension benefits to substantially all hourly and salaried employees under noncontributory plans. The pension costs are funded by the Company in accordance with the requirements of ERISA. The Company also provides post-retirement welfare benefits (life insurance and medical) to substantially all its retired employees. These benefits are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 87 and SFAS No. 106.

                      NORTHWESTERN STEEL AND WIRE COMPANY

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand and other liquid instruments purchased with an original maturity of three months or less.

USE OF ESTIMATES

     Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year end and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates.

NEW ACCOUNTING STANDARDS

     The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for its stock-based compensation programs and intends to adopt the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation," beginning in 1997.

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", becomes effective in 1997. The effect on the Company of adoption of this statement cannot be determined at this time.

EMPLOYEE BENEFIT PLANS

PENSION PLANS

     The Company's noncontributory defined benefit plans cover the majority of employees and provide pension benefits that are generally based on years of credited service and employee compensation during the years preceding retirement. Plan assets include primarily equity and fixed income securities.

     The Company also sponsors defined contribution savings plans that cover the majority of employees. The Company contributes up to 5% of eligible compensation.

     A non-cash increase to shareholders' equity of $2.3 million during fiscal 1996 resulted primarily from pension plan asset changes due to investment experience and pension payouts.

     Actuarial present value of benefit obligations:

                                                                 1996                    1995
                                                         --------------------    --------------------
                                                          HOURLY     SALARIED     HOURLY     SALARIED
                                                           PLAN        PLAN        PLAN        PLAN
                                                         --------    --------    --------    --------
Vested benefit obligation.............................   $157,029    $ 51,249    $155,939    $ 51,810
                                                         ========     =======    ========     =======
Accumulated benefit obligation........................   $167,436    $ 53,593    $166,458    $ 54,465
                                                         ========     =======    ========     =======
Projected benefit obligation..........................   $177,267    $ 58,462    $176,305    $ 58,302
Plan assets at fair value.............................    160,365      57,021     155,922      56,635
                                                         --------     -------    --------     -------
Plan assets less than projected benefit obligation        (16,902)     (1,441)    (20,383)     (1,667)
Unrecognized net loss.................................     17,226       7,214      19,540       7,654
Adjustment required to recognize minimum liability....     (7,395)         --      (9,693)         --
                                                         --------     -------    --------     -------
Pension (liability) asset.............................   $ (7,071)   $  5,773    $(10,536)   $  5,987
                                                         ========     =======    ========     =======

                      NORTHWESTERN STEEL AND WIRE COMPANY

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

     A summary of the components of net periodic expense for the defined benefit and contribution plans for the three years ended July 31 follows:

                                                                 1996         1995         1994
                                                               --------     --------     --------
Defined benefit plans:
  Service cost of current period............................   $  3,774     $  3,569     $  4,004
  Interest cost on projected benefit obligation.............     17,928       17,944       17,075
  Actual return on plan assets..............................    (18,915)     (12,633)      (4,401)
  Net amortization and deferral.............................        673       (2,683)     (11,045)
                                                               --------     --------     --------
  Net pension expense.......................................      3,460        6,197        5,633
Defined contribution plans..................................      3,828        3,684        3,493
                                                               --------     --------     --------
Total expense...............................................   $  7,288     $  9,881     $  9,126
                                                               ========     ========     ========
Assumptions:
Discount rate...............................................       7.91%        7.91%        8.45%
Rate of future compensation increase........................       3.50%        3.50%        3.50%
Long term return on assets..................................       9.00%        9.00%        9.00%

POSTRETIREMENT HEALTHCARE AND LIFE INSURANCE BENEFITS

     The postretirement benefit expense includes the following components:

                                                                      1996       1995       1994
                                                                     ------     ------     ------
Service cost......................................................   $  912     $1,074     $1,177
Interest cost on accumulated benefit obligation...................    5,370      5,329      4,754
Net amortization and deferral.....................................     (291)      (348)        --
                                                                     -------    -------    ------
                                                                     $5,991     $6,055     $5,931
                                                                     =======    =======    ======

     The Company continues to fund benefit costs on a cash basis, with retirees paying a portion of the costs. The amounts paid for such benefits were $4.4 million, $5.4 million and $5.1 million for the fiscal years ended July 31, 1996, 1995 and 1994, respectively. The status of the Company's postretirement benefit obligation at July 31, 1996 and 1995 was:

                                                                      1996        1995
                                                                     -------     -------
        Retirees and surviving spouses............................   $45,224     $39,266
        Fully eligible active plan participants...................    10,650       8,986
        Other active employees....................................    17,453      21,205
                                                                     -------     -------
                                                                      73,327      69,457
        Unrecognized amounts......................................    (5,435)     (3,188)
                                                                     -------     -------
        Post-retirement benefit obligation........................   $67,892     $66,269
                                                                     =======     =======

     The actuarial assumptions used to determine 1996 and 1995 costs and benefit obligations include a discount rate of 7.91% in both years. The assumed health care cost trend rate in 1996 was 7.3% for pre-65 retirees and 6.7% for post-65 retirees declining to an ultimate rate of 4.6% over a 10-year period for both populations. The assumed health care cost trend rate used in 1995 was 7.7% for pre-65 retirees and 7.0% for post-65 retirees declining to an ultimate rate of 4.1% over a 10-year period for both populations.

                      NORTHWESTERN STEEL AND WIRE COMPANY

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

     If the health care cost trend rate assumptions were increased by 1% each year, the accumulated postretirement benefit obligation as of July 31, 1996, would be increased by $10,484 and the net periodic post retirement benefit cost for the year then ended would be increased by $921.

INCOME TAXES

     As of July 31, 1996, the Company has approximately $27.5 million of net operating loss carryforwards which expire in 2006 and 2007. As a result of an "ownership change" in fiscal 1993, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, the loss carryforwards of the Company are subject to an annual limitation of approximately $2 million.

     The Company also has investment tax credit and alternative minimum tax credit carryforwards of approximately $2,996 and $1,486, respectively. The ability to utilize the investment tax credit carryforwards are subject to yearly limitations under Internal Revenue Code Section 382.

     Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax effects will be realized in future years. Deferred tax benefits of approximately $10,400 and $10,600 were recorded in fiscal years 1996 and 1995, respectively, as the result of a reduction in the recorded valuation allowance. The basis for the reduction is the determination that the future profitability of the Company will more likely than not allow realization of certain deferred tax assets. The Company continues to record a valuation allowance with respect to the future tax benefits of certain investment tax credits and net operating loss carryforwards. This valuation allowance results from the uncertainty of the future tax benefits ultimate realization due to restrictions placed on their usage and the anticipated years in which they are expected to reverse.

     The types of temporary differences resulting from the difference between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liabilities and the deferred tax assets and their approximate tax effects are as follows:

                                                           1996                     1995
                                                        TEMPORARY       TAX      TEMPORARY       TAX
                                                        DIFFERENCE    EFFECT     DIFFERENCE     EFFECT
                                                        ----------    -------    ----------    --------
Retirement costs.....................................    $  58,106    $22,662     $  58,921    $ 22,979
Net operating loss...................................       27,462     10,710        29,432      11,479
Employee compensation................................       20,058      7,823        19,669       7,671
ITC and AMT carryforwards............................        4,482      4,482         5,146       5,146
Other................................................        8,122      3,168         8,311       3,241
                                                          --------    -------      --------    --------
     Subtotal........................................      118,230     48,845       121,479      50,516
Less: valuation allowance............................       (8,418)    (5,110)      (31,678)    (15,509)
                                                          --------    -------      --------    --------
Total deferred tax asset.............................    $ 109,812    $43,735     $  89,801    $ 35,007
                                                          ========    =======      ========    ========
Property, plant and equipment........................    $  65,645    $25,602     $  62,582    $ 24,407
                                                          --------    -------      --------    --------
Total deferred tax liability.........................    $  65,645    $25,602     $  62,582    $ 24,407
                                                          ========    =======      ========    ========
Net deferred tax asset...............................    $  44,167    $18,133     $  27,219    $ 10,600
                                                          ========    =======      ========    ========

                      NORTHWESTERN STEEL AND WIRE COMPANY

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

     The (benefit) provision for income taxes consists of the following:

                                                                1996        1995      1994
                                                               -------    --------    ----
        Current.............................................   $ 4,030    $  4,800    $720
        Deferred............................................    (7,533)    (10,600)     --
                                                               -------    --------    ----
        Total income tax (benefit) provision................   $(3,503)   $ (5,800)   $720
                                                               =======    ========    ====

     The (benefit) provision for income taxes on income differs from expected tax expense computed by applying the federal corporate rate as follows:

                                                              1996        1995       1994
                                                            --------    --------    -------
        Taxes computed at statutory rate.................   $  6,008    $  7,200    $ 3,648
        Utilization of net operating loss carryforward...         --      (3,274)    (3,809)
        Current benefit of deferred tax asset............    (10,399)    (10,600)        --
        Other............................................        888         874        881
                                                            --------    --------    -------
        Total income tax (benefit) provision.............   $ (3,503)   $ (5,800)   $   720
                                                            ========    ========    =======

     The deferred tax benefit results from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes. The source of these differences and tax effect of each were as follows:

                                                                       1996       1995
                                                                      -------    -------
        Utilization of NOL carryforward............................   $  (769)   $(3,743)
        ITC and AMT credit carryforwards...........................      (664)      (343)
        Difference in tax and book asset bases.....................    (1,196)       658
        Change in valuation allowance for deferred tax asset.......    10,399     14,075
        Other changes in assets and liabilities, net...............      (237)       (47)
                                                                      -------    -------
        Deferred tax benefit.......................................   $ 7,533    $10,600
                                                                      =======    =======

DEBT AND CREDIT ARRANGEMENTS

     Long term debt consists of the following obligations at July 31, 1996 and 1995:

                                                                      1996        1995
                                                                    --------    --------
        Senior Credit Facility:
          Rollover Term Loan.....................................   $ 35,615    $ 41,912
          Revolving Credit Loans.................................      8,000          --
        Deferred Financing Fee...................................         --       7,673
        9.5% Senior Notes due 2001, net of discount..............    114,518     114,419
        Other notes payable (average rates of 5.9% and 6.2%,
          respectively)..........................................      3,017       4,496
                                                                    --------    --------
                                                                     161,150     168,500
        Less Current Portion.....................................      7,504       6,390
                                                                    --------    --------
                                                                    $153,646    $162,110
                                                                    ========    ========
        Market value of total debt...............................   $159,437    $170,093
                                                                    ========    ========

                      NORTHWESTERN STEEL AND WIRE COMPANY

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

     On April 30, 1996, the Company and its lenders entered into an amended Senior Credit Facility (the "Facility"), which comprises the Rollover Term Loan and Revolving Credit Loans, each of which are described below. The Facility extends to April 2001, unless certain financial conditions are not met at July 31, 1999, in which case the Facility expires on that date. In connection with the amended Facility, the Company agreed to pay fees which had been deferred from previous transactions.

     The Rollover Term Loan is being repaid in varying quarterly installments, with final maturity on July 31, 1999 and bears interest at a fixed annual rate of 13.07%. The Company generally may not prepay the Rollover Term Loan without penalty, except to the extent defined in the Facility. No such prepayments were required at July 31, 1996 and 1995.

     The Revolving Credit Loans outstanding at July 31, 1996 bear interest at 7.5%. At the option of the Company, any borrowings of Revolving Credit Loans bear interest at (a) the prime rate plus applicable margin, or (b) the LIBO rate plus applicable margin. Revolving Credit Loans are available up to $100 million, subject to certain borrowing base criteria. At July 31, 1996 approximately $89.0 million of borrowing capacity was available.

     The Facility contains various covenants, including covenants prohibiting or limiting the incurrence of additional indebtedness, the granting of liens or guarantees, sales of assets, and capital expenditures, as well as financial covenants requiring maintenance of a specified current ratio, a fixed charge coverage ratio and a leverage ratio. Loans under the Facility are collateralized by a lien on substantially all of the Company's assets, and all loans are cross-collateralized.

     The Facility lenders receive a quarterly commitment fee of 1/2% per annum based on the average unused amount of the commitment.

     At July 31, 1996, $114,518 (net of unamortized discount of $482) of Senior Notes were outstanding. The Senior Notes bear interest at the rate of 9.5% per annum, payable semi-annually on June 15 and December 15. The Company will be required to redeem on June 15, 2001 the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. The Senior Notes may not be redeemed prior to June 15, 1997. On or after June 15, 1997, the Company may, at its option, redeem the Senior Notes in whole or in part at a premium plus accrued and unpaid interest. On or after June 15, 1999, the Company may redeem in whole or in part the Senior Notes at the aggregate principal amount plus accrued and unpaid interest.

     The Senior Notes are unsecured obligations of the Company. They are senior to all subordinated indebtedness of the Company, and rank pari passu with all other existing and future senior indebtedness of the Company and contain various covenants equal to or less restrictive than the Facility. Upon the occurrence of a change in control, the holders will have the option to cause the Company to repurchase all or a portion of the outstanding Senior Notes at 101% of the principal amount.

     Annual maturities of long term debt for the years subsequent to fiscal 1996 are: 1997 - $7,504; 1998 - $7,959; 1999 - $21,805; 2000 - $557; 2001 - $122,626;
and thereafter - $699.

     The Company estimated the market value of its total debt by utilizing a discounted cash flow methodology.

                      NORTHWESTERN STEEL AND WIRE COMPANY

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

SUPPLEMENTAL BALANCE SHEET DATA

     The following balance sheet information is provided as of July 31:

                                                                      1996        1995
                                                                    --------    --------
        INVENTORIES:
        Raw materials and supplies...............................   $ 22,746    $ 21,907
        Semi-finished products...................................     36,832      33,839
        Finished products........................................     38,823      34,831
                                                                    --------    --------
                                                                    $ 98,401    $ 90,577
                                                                    ========    ========
        PLANT AND EQUIPMENT:
        Land.....................................................   $  5,952    $  5,651
        Buildings................................................     38,958      31,833
        Machinery and equipment..................................    361,458     318,627
        Construction in progress.................................      1,027      14,918
                                                                    --------    --------
          Total..................................................    407,395     371,029
        Less accumulated depreciation............................    166,206     141,321
                                                                    --------    --------
          Net plant and equipment................................   $241,189    $229,708
                                                                    ========    ========
        ACCRUED EXPENSES:
        Salaries and wages.......................................   $ 11,920    $ 12,609
        Other employment costs...................................      8,181       7,738
        Other accrued expenses...................................      2,667       3,463
                                                                    --------    --------
                                                                    $ 22,768    $ 23,810
                                                                    ========    ========
        OTHER LONG TERM LIABILITIES:
        Postretirement welfare benefits..........................   $ 62,892    $ 61,269
        Other long term liabilities..............................     14,222      13,773
                                                                    --------    --------
                                                                    $ 77,114    $ 75,042
                                                                    ========    ========

STOCK OPTION PLANS

     The Company has two active stock option plans and two plans under which no further awards may be made, all approved by shareholders.

     Under the 1994 Long Term Incentive Plan, 1,250,000 shares of common stock are reserved for issuance to key employees and other key individuals who perform services for the Company. Stock options, stock appreciation rights and restricted stock may be granted by the Board of Directors at not less than the fair market value on the date of grant, and such grants generally expire ten years from the date of grant. At July 31, 1996, shares available for future grants were 679,492.

     Under the 1994 Director Stock Plan, 50,000 shares are reserved for issuance of non-qualified stock options to directors who are not employees of the Company or affiliates of Kohlberg & Co., L.P. Each eligible director is awarded 2,500 stock options at the first meeting of the Board of Directors following the annual meeting of shareholders. Each award is at the fair market value on the date of grant and expire not less than five years, nor more than ten years from the grant date.

     An aggregate of 1,400,000 shares had been reserved for the Management Stock Option Plan and the Employee Stock Purchase and Option Plan. Options generally expire ten years from the date of grant. No further awards may be granted under either Plan.

                      NORTHWESTERN STEEL AND WIRE COMPANY

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

     Activity for common shares under option for the years ended July 31, 1996 and 1995 were as follows:

                                                                     NUMBER OF     AVERAGE
                                                                      SHARES        PRICE
                                                                     ---------     -------
        Outstanding, August 1, 1994...............................   1,131,903      $4.84
          Granted.................................................     135,000       6.08
          Exercised...............................................     (94,820)      4.00
          Canceled................................................    (112,690)      4.24
                                                                     ---------      -----
        Outstanding, July 31, 1995................................   1,059,393      $5.14
          Granted.................................................     350,000       8.14
          Exercised...............................................     (49,000)      4.00
          Canceled................................................     (33,168)      6.47
                                                                     ---------      -----
        Outstanding, July 31, 1996................................   1,327,225      $5.94
                                                                     =========      =====
        Exercisable, July 31, 1996................................     795,775      $5.00
                                                                     =========      =====

COMMITMENTS AND CONTINGENCIES

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

     The Company is subject to a broad range of federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and/or hazardous wastes and the remediation of contamination associated with releases of hazardous substances. Primarily because the scrap melting process produces dust that contains lead and cadmium, the Company is classified, in the same manner as other similar steel mills in its industry, as a generator of hazardous waste.

     The Company has been identified by the Illinois Environmental Protection Agency (IEPA) as one of eighteen potentially responsible parties for costs associated with a third party owned disposal site. The IEPA is likely to seek compensation from the Company as an alleged waste generator for recovery of past costs and future remediation of the waste site. Under Illinois law, the Company's share of liability can be limited to its proportionate share based upon causation of the total cost of the site. Based on data available, the Company's share will be a smaller fraction of the total site clean up costs, however no determination of total cost for remediation can be made at this time.

     The Company has been cited by the United States Environmental Protection Agency (USEPA) for alleged violations of clean air standards and other requirements at its Sterling furnace operations. As part of its ongoing environmental compliance program, the Company will make a capital expenditure of approximately $1.3 million in fiscal 1997 to upgrade the particulate emission collection system in the furnace area. The Company is also studying additional alternatives to improve emission control and address issues raised by the USEPA. The cost of further remedial steps and potential penalties imposed by the USEPA, if any, cannot be determined at this time.

DESCRIPTION OF LEASING ARRANGEMENTS

     The Company has entered into various operating leases for transportation equipment (principally over-the-road tractors and trailers for shipment of a portion of the Company's products) and other equipment. The majority of the transportation equipment leases expire during fiscal 1999.

                      NORTHWESTERN STEEL AND WIRE COMPANY

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

     The future minimum rental payments required for the noncancelable lease term of the operating leases as of July 31, 1996, were as follows:

        Fiscal year ending July 31:
                  1997.......................................................   $1,716
                  1998.......................................................      926
                  1999.......................................................      218
                  2000.......................................................       68
                  2001.......................................................       13
                  Remaining years............................................       10
                                                                                ------
                  Total minimum future lease payments........................   $2,951
                                                                                ======

     Rental expense under operating leases for the years ended July 31, 1996, 1995 and 1994 was approximately $2,318; $2,364; and $4,300, respectively.

SUBSEQUENT EVENT

     On August 27, 1996, four year labor agreements covering the majority of hourly employees were ratified. Under one such agreement, higher retirement payments are required under the Company's defined benefit plan for hourly employees. Using the same assumptions described in the Employee Benefit Plans Note to Financial Statements, the accumulated benefit obligation would increase by $17,250; the unfunded prior service cost would increase by 12,594; and therefore, the minimum pension liability recorded in Shareholders' Equity would increase by $4,656. Annual pension expense will not change significantly due to negotiated reductions in benefit levels in the hourly defined contribution plan.

     To improve the liquidity of common stock held by participants in the ESOP, the Company has agreed to seek termination of the ESOP and distribute such shares to participants. Distribution is subject to, among other things, favorable determination by the Internal Revenue Service as to the ESOP termination. No timetable has yet been established.

                      NORTHWESTERN STEEL AND WIRE COMPANY

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   QUARTER ENDED
                                             ---------------------------------------------------------
                   1996                      OCTOBER     JANUARY      APRIL        JULY      FULL YEAR
------------------------------------------   --------    --------    --------    --------    ---------
                                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales.................................   $160,912    $149,175    $173,183    $177,799     $661,069
Gross profit(1)...........................     19,724      16,958      19,033      16,580       72,295
Net income(2).............................      4,682       2,504       3,558       9,926       20,670
Per common share data:
  Net income(2)...........................   $   0.19    $   0.10    $   0.14    $   0.40        $0.83
  Stock price range-
     High.................................     10.125       9.125       9.125       6.875       10.125
     Low..................................        6.5       6.875       5.875           5            5
     Close................................        7.5           9        6.75       5.125        5.125
Tons Shipped..............................    398,488     376,242     438,621     454,428    1,667,779

                   1995                      OCTOBER     JANUARY      APRIL        JULY      FULL YEAR
------------------------------------------   --------    --------    --------    --------    ---------
Net sales.................................   $153,546    $145,818    $166,594    $172,462     $638,420
Gross profit(1)...........................     19,196      16,943      18,432      20,524       75,095
Net income(3).............................      4,261       2,215       3,428      17,074       26,978
Per common share data:
  Net income(3)...........................   $   0.17    $   0.09    $   0.14    $   0.67        $1.07
  Stock price range-
     High.................................      9.625       7.875       7.625       10.25        10.25
     Low..................................          6         5.5        5.75       5.875          5.5
     Close................................      6.125        7.25       5.875          10           10
Tons Shipped..............................    415,675     388,257     422,734     435,358    1,662,024

The common stock of Northwestern Steel and Wire Company is traded on the Nasdaq-National Market (Trading symbol NWSW).
-------------------------
Notes:
(1) Gross profit is defined as net sales less cost of goods sold excluding depreciation.

(2) For the quarter ended July 31, 1996, net income included an $8.8 million ($.35 per share) tax benefit associated with the recognition of certain deferred tax assets which are now more likely than not to be realized. For the full year, the tax benefits recognized were $10.4 million ($.42 per share).

(3) For the quarter and year ended July 31, 1995, net income included a $10.6 million ($.42 per share) tax benefit associated with the recognition of certain deferred tax assets which are now more likely than not to be realized.

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

                                          COOPERS & LYBRAND L.L.P.

Chicago, Illinois
September 12, 1996

                                                                     SCHEDULE II

                      NORTHWESTERN STEEL AND WIRE COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994

                                                                      CHARGED
                                                        BALANCE AT    TO COSTS                  BALANCE AT
                                                        BEGINNING       AND                       END OF
                     DESCRIPTION                        OF PERIOD     EXPENSES    DEDUCTIONS      PERIOD
-----------------------------------------------------   ----------    --------    ----------    ----------
                                                        (IN THOUSANDS OF DOLLARS)
Allowance for doubtful accounts:
  FOR THE YEAR ENDED JULY 31, 1996...................     $1,000        $163        $ (338)       $  825
                                                          ======        ====         =====        ======
  FOR THE YEAR ENDED JULY 31, 1995...................     $1,000        $ 57        $  (57)       $1,000
                                                          ======        ====         =====        ======
  FOR THE YEAR ENDED JULY 31, 1994...................     $1,000        $ 91        $  (91)       $1,000
                                                          ======        ====         =====        ======
Inventory valuation allowance:
  FOR THE YEAR ENDED JULY 31, 1996...................     $  334        $459        $   --        $  793
                                                          ======        ====         =====        ======
  FOR THE YEAR ENDED JULY 31, 1995...................     $  690        $ --        $ (356)       $  334
                                                          ======        ====         =====        ======
  FOR THE YEAR ENDED JULY 31, 1994...................     $  809        $ --        $ (119)       $  690
                                                          ======        ====         =====        ======

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedule

                                                                                          PAGE
                                                                                          ----
1.     Report of Independent Accountants................................................   F-1
       Consolidated Balance Sheets as of July 31, 1996 and 1995.........................   F-2
       Consolidated Statements of Shareholders' Equity for the years ended July 31,
       1996, 1995 and 1994..............................................................   F-3
       Consolidated Statements of Operations for the years ended July 31, 1996, 1995 and
       1994.............................................................................   F-4
       Consolidated Statements of Cash Flows for the years ended July 31, 1996, 1995 and
       1994.............................................................................   F-5
       Notes to Financial Statements (Including Quarterly Financial Data)...............   F-6
2.     Financial Statements Schedules:
       Report of Independent Accountants................................................  F-16
       Schedule II -- Valuation and Qualifying Accounts for the years ended July 31,
       1996, 1995 and 1994..............................................................  F-17
3.     (a) See Index to Exhibits on pages 20 through 21.
       (b) Exhibit 11.1 Computation of Income Per Share
       (c) Exhibit 24. Consent of Independent Accountants
       (d) No reports on Form 8-K were filed during the last fiscal quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of October 1996.

                                          NORTHWESTERN STEEL AND WIRE
                                          COMPANY

                                          By:        /s/ ROBERT N. GURNITZ

                                            ------------------------------------
                                            Robert N. Gurnitz
                                            Chairman of the Board and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 24th day of October, 1996.

                                   SIGNATURES

                             /s/ ROBERT N. GURNITZ
             ------------------------------------------------------
                               Robert N. Gurnitz
                             Chairman of the Board
                            Chief Executive Officer
                          Principal Executive Officer
                                  and Director

                              /s/ TIMOTHY J. BONDY
             ------------------------------------------------------
                                Timothy J. Bondy
                    Vice President, Chief Financial Officer
                            Secretary and Treasurer
                          Principal Financial Officer

                             /s/ THOMAS M. VERCILLO
             ------------------------------------------------------
                               Thomas M. Vercillo
                                   Controller
                          Principal Accounting Officer

                             /s/ WILLIAM F. ANDREWS
             ------------------------------------------------------
                               William F. Andrews
                                    Director

                             /s/ WARNER C. FRAZIER
             ------------------------------------------------------
                               Warner C. Frazier
                                    Director

                           /s/ DARIUS W. GASKINS, JR.
             ------------------------------------------------------
                             Darius W. Gaskins, Jr.
                                    Director

                             /s/ JAMES A. KOHLBERG
             ------------------------------------------------------
                               James A. Kohlberg
                                    Director

                            /s/ CHRISTOPHER LACOVARA
             ------------------------------------------------------
                              Christopher Lacovara
                                    Director

                             /s/ ALBERT G. PASTINO
             ------------------------------------------------------
                               Albert G. Pastino
                                    Director

                             /s/ GEORGE W. PECK, IV
             ------------------------------------------------------
                               George W. Peck, IV
                                    Director

                            /s/ RICHARD F. WILLIAMS
             ------------------------------------------------------
                              Richard F. Williams
                                    Director

                                 EXHIBIT INDEX

EXHIBIT                                                       INCORPORATED BY REFERENCE
NUMBER                   DESCRIPTION                              TO OTHER DOCUMENT
------    -----------------------------------------   -----------------------------------------
  2.1     Stock Purchase Agreement dated as of July   Current Report on Form 8-K dated July 27,
          27, 1992 between the Company and KNSW       1992, File No. 1-4288, Exhibit 2.1
  3.1     Second Amended and Restated Articles of     Annual Report on Form 10-K for the fiscal
          Incorporation of the Company dated as of    year ended July 31, 1992, File No.
          August 12, 1992                             1-4288, Exhibit 3.1
  3.2     Amended and Restated By-Laws of the         Annual Report on Form 10-K for the fiscal
          Company                                     year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 3.2
  3.3     Amended and Restated By-Laws of the
          Company
  4.1     Amended and Restated Credit Agreement       Annual Report on Form 10-K for the fiscal
          dated as of August 16, 1988 As Amended      year ended July 31, 1996, File No. 1-4288
          and Restated as of April 30, 1996
  4.2     Form of Indenture dated as of 1993,         Registration Statement No. 33-60766,
          between the Company and Continental Bank,   Exhibit 4.38
          National Association, as Trustee
          (including form of Senior Note)
  4.3     Northwestern Steel and Wire Company         Rule 13e-3 Transaction Statement, File
          Employee Stock Ownership Plan               No. 5-10871, Exhibit 17(c)(vii)
  4.4     Amendment No. 1 to ESOP dated March 29,     Annual Report on Form 10-K for the fiscal
          1990                                        year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 19.1
  4.5     Amendment No. 2 to ESOP effective as of     Annual Report on Form 10-K for the fiscal
          August 1, 1990                              year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 19.2
  4.6     Amendment No. 3 to ESOP effective as of     Annual Report on Form 10-K for the fiscal
          January 1, 1992                             year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 19.3
  4.7     Amendment No. 4 to the ESOP effective as    Annual Report on Form 10-K for the fiscal
          of August 12, 1992                          year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 4.27
  4.8     Amendment No. 5 to the ESOP effective       Annual Report on Form 10-K for the fiscal
          April 29, 1995                              year ended July 31, 1995, File No. 1-4288
  4.9     Amendment No. 6 to the ESOP effective       Annual Report on Form 10-K for the fiscal
          July 26, 1995                               year ended July 31, 1995, File No. 1-4288
 10.1     Employment Agreement between Robert N.      Annual Report on Form 10-Q for the
          Gurnitz and the Company dated as of         quarter ended January 31, 1995, File No.
          October 31, 1994                            1-4288, Exhibit 10.1
 10.2     Form of Indemnification Agreements dated    Annual Report on Form 10-K for the fiscal
          April, 1992 between the Company and its     year ended July 31, 1992, File No.
          directors                                   1-4288, Exhibit 10.16

EXHIBIT                                                       INCORPORATED BY REFERENCE
NUMBER                   DESCRIPTION                              TO OTHER DOCUMENT
------    -----------------------------------------   -----------------------------------------
 10.3     Form of Indemnification Agreements dated    Annual Report on Form 10-K for the fiscal
          May 29, 1992 between the Company and        year ended July 31, 1992, File No.
          members of the Administrative Committee     1-4288, Exhibit 10.17
          of the ESOP
 10.4     Form of Amendments of Indemnification       Annual Report on Form 10-K for the fiscal
          Agreements dated as of July 23, 1992        year ended July 31, 1992, File No.
          between the Company and members of the      1-4288, Exhibit 10.18
          Administrative Committee of the ESOP
 10.5     Form of Deferred Compensation Agreement     Annual Report on Form 10-K for the fiscal
                                                      year ended July 31, 1989, File No.
                                                      1-4288, Exhibit 10.5
 10.6     Northwestern Steel and Wire Company         Annual Report on Form 10-K for the fiscal
          Management Stock Option Plan effective      year ended July 31, 1992, File No.
          August 12, 1992                             1-4288, Exhibit 10.20
 10.7     Form of Management Stock Option Agreement   Annual Report on Form 10-K for the fiscal
          dated as of August 12, 1992                 year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 10.21
 10.8     Fee Agreement dated as of August 12, 1992   Annual Report on Form 10-K for the fiscal
          between the Company and Kohlberg            year ended July 31, 1992, File No.
                                                      1-4288, Exhibit 10.22
 10.9     1994 Long Term Incentive Plan               Registration Statement on Form S-8 and
                                                      Form S-3, No. 33-53471, Exhibit 4(d)
 10.10    1994 Director Stock Option Plan             Registration Statement on Form S-8 and
                                                      Form S-3, No. 33-53471, Exhibit 4(e)
 11.1     Computation of Income per share
 22.1     The Company has three subsidiaries:
          Northwestern Steel and Wire Company
          (formerly H/N Steel Company, Inc.), a
          Texas corporation, Northwestern Steel and
          Wire Company, a Delaware corporation, and
          Northwestern Steel and Wire Company --
          Kentucky, a Delaware corporation
 24       Consent of Coopers & Lybrand L.L.P.