Form 10-Q
period 1996-10-31
NORTHWESTERN STEEL & WIRE CO
filed 1996-12-16
CIK 73093

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 31, 1996

                                   or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission file number 1-4288




                  NORTHWESTERN STEEL AND WIRE COMPANY
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Illinois                      36-1562920
------------------------------------------------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)         Identification No.)


              121 Wallace Street, Sterling, Illinois 61081
------------------------------------------------------------------------------
     (Address of principal executive office)    (Zip Code)


Registrant's telephone number, including area code 815/625-2500
                                                   -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ---      ---
Number of shares of common stock outstanding as of December 13, 1996:

     Common Stock 24,878,296 shares
     (includes 420,144 treasury shares)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                              NORTHWESTERN STEEL AND WIRE COMPANY
                               CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Months Ended
                                                                   October 31,
                                                           -----------------------------
                                                                1996           1995
                                                                     (Unaudited)
                                                       (in thousands of dollars except per
                                                           share data and tonnage data)
Net sales                                                  $     145,218   $     160,912
                                                           -------------   -------------
Cost and operating expenses:
   Cost of goods sold (excluding depreciation)                   134,691         141,188
   Depreciation                                                    6,466           5,867
   Selling and administrative                                      2,728           2,646
                                                           -------------   -------------
     Total cost and operating expenses                           143,885         149,701
                                                           -------------   -------------
Operating profit                                                   1,333          11,211
                                                           -------------   -------------
Other income and expenses:
   Interest expense                                                4,729           4,545
   Interest and other income                                         (32)            (22)
                                                           -------------   -------------
      Total other income and expenses                              4,697           4,523
                                                           -------------   -------------

(Loss) income before income taxes                                 (3,364)          6,688
(Benefit) provision for income taxes                              (1,359)          2,006
                                                           -------------   -------------
Net (loss) income                                          $      (2,005)  $       4,682
                                                           =============   =============

Net (loss) income per share                                $       (0.08)  $        0.19
                                                           =============   =============

Net tons shipped                                                 376,553         398,488
                                                           =============   =============

                          The accompanying notes are an integral part
                       of the unaudited consolidated financial statements

                     NORTHWESTERN STEEL AND WIRE COMPANY
                         CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars except share data)

                                                                                October 31,     July 31,
                                                                                   1996           1996
                                 ASSETS                                        ------------     ---------
CURRENT ASSETS                                                                  (Unaudited)
  Cash and cash equivalents                                                   $      272       $   5,558
  Receivables, less allowance of $825                                             55,869          68,004
  Deferred income taxes                                                           11,517          11,517
  Other assets                                                                     6,664           6,799
                                                                               ------------     ---------
                                                                                  74,322          91,878
                                                                               ------------     ---------
  Inventories, at lower of cost or market:
   Finished products                                                              44,808          38,823
   Semi-finished products                                                         44,439          36,832
   Raw materials and supplies                                                     33,666          22,746
                                                                               ------------     ---------
                                                                                 122,913          98,401
                                                                               ------------     ---------
        Total current assets                                                     197,235         190,279
                                                                               ------------     ---------
PLANT AND EQUIPMENT, at cost                                                     412,776         407,395
  Accumulated depreciation                                                       172,672         166,206
                                                                               ------------     ---------
  Net plant and equipment                                                        240,104         241,189
                                                                               ------------     ---------
DEFERRED INCOME TAXES                                                              6,616           6,616
DEFERRED FINANCING COST                                                            4,128           4,434
OTHER ASSETS                                                                      13,456               -
                                                                               ------------     ---------
        Total assets                                                          $  461,539       $ 442,518
                                                                               ============     =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                            $   62,384       $  75,470
  Accrued expenses                                                                24,152          22,768
  Current portion of long term debt                                                7,617           7,504
                                                                               ------------     ---------
        Total current liabilities                                                 94,153         105,742

LONG TERM DEBT                                                                   171,890         153,646
OTHER LONG TERM LIABILITIES                                                       96,082          77,114
                                                                               ------------     ---------
        Total liabilities                                                        362,125         336,502
                                                                               ------------     ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, par value $1 per share:
  - Authorized - 1,000,000 shares
  - Issued - none                                                                      -               -
  Common stock, par value $.01 per share:
  - Authorized - 75,000,000 shares
  - Issued - 24,872,924 and 24,858,842 shares, respectively                      123,845         123,786
  Retained (deficit) earnings                                                     (7,056)         (5,051)
  Minimum pension liability                                                      (12,051)         (7,395)
  Treasury shares, at cost; 420,144 shares of common stock                        (5,324)         (5,324)
                                                                               ------------     ---------
  Total shareholders' equity                                                      99,414         106,016
                                                                               ------------     ---------
          Total liabilities and shareholders' equity                          $  461,539       $ 442,518
                                                                               ============     =========


                 The accompanying notes are an integral part
              of the unaudited consolidated financial statements

                     NORTHWESTERN STEEL AND WIRE COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   For the Three Months Ended
                                                                                          October 31,
                                                                           -------------------------------------
                                                                                  1996                 1995
                                                                           -------------           -------------
                                                                                          (Unaudited)
                                                                                   (In thousands of dollars)
Cash Flow From Operations:
  Net (loss) income                                                        $      (2,005)          $       4,682
  Depreciation                                                                     6,466                   5,867
  Amortization of deferred financing costs and debt discount                         331                     570
  Decrease in receivables                                                         12,135                   3,974
  Increase in inventories                                                        (24,512)                 (8,656)
  Decrease in other current assets                                                   135                   1,917
  Increase in other assets                                                       (13,456)
  Decrease in accounts payable and accrued expenses                              (11,702)                 (9,464)
  Increase in other long term liabilities                                         14,312                     460
                                                                           -------------           -------------
Net cash used in operations                                                      (18,296)                   (650)
                                                                           -------------           -------------
Cash Flows From Investing Activities:
  Capital expenditures                                                            (5,381)                (10,959)
                                                                           -------------           -------------
Net cash used in investing activities                                             (5,381)                (10,959)
                                                                           -------------           -------------
Cash Flows From Financing Activities:
  Payments of long term debt                                                     (73,768)                (55,561)
  Proceeds from issuance of long term debt and revolver loans                     92,100                  58,300
  Exercise of stock options                                                           59                      46
                                                                           -------------           -------------
Net cash provided by financing activities                                         18,391                   2,785
                                                                           -------------           -------------
  Decrease in cash and cash equivalents                                           (5,286)                 (8,824)

Cash and Cash Equivalents:
  Beginning of period                                                              5,558                  14,275
                                                                           -------------           -------------
  End of period                                                            $         272           $       5,451
                                                                           =============           ==============
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
  Interest                                                                 $       1,607           $       1,573
  Income taxes                                                                         -                       -


                  The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar amounts are in thousands except share data)


1. These consolidated financial statements included herein should be read together with the fiscal 1996 audited financial statements and notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2. The Consolidated Financial Statements for the three month periods ended October 31, 1996 and 1995 have not been audited. However, the Company believes the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature.


3. Net income per share amounts, as presented on the Consolidated Statements of Income, are based on the average shares outstanding of 25,070,637 and 25,215,293 for the three months ended October 31, 1996 and 1995, respectively. The average shares outstanding for each period include the dilutive impact of options issued pursuant to the various Company stock option plans.


4. On August 27, 1996, four year labor agreements covering the majority of hourly employees were ratified. Under one such agreement, higher retirement payments are required under the Company's defined benefit plan for hourly employees. As a result of the agreement, the accumulated benefit obligation for the plan increased by $17,250; the unfunded prior service cost increased by $12,594 and is reflected in Other Assets; and the minimum pension liability recorded in Shareholders' Equity increased by $4,656 in the three-month period ended October 31, 1996. Annual pension expense did not change significantly due to negotiated reductions in benefit levels in the hourly defined contribution plan.


5. An income tax benefit or provision is recorded by estimating the annual effective income tax rate and applying that rate to pretax loss or income. The effective income tax rate for the first quarter of fiscal 1997 was 40.4%, which approximates the combined Federal and State statutory rate. The effective income tax rate for the first quarter ended October 31, 1995 of 30% varied from the statutory rates due to the estimated realization of net operating loss carryforwards.

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended July 31, 1996.

RESULTS OF OPERATIONS

     Net sales for the Company were $145.2 million on shipments of 376,553 net tons for the three months ended October 31, 1996, compared to $160.9 million on shipments of 398,488 net tons for the three months ended October 31, 1995. The net loss for the three months ended October 31, 1996 was $2.0 million resulting in a loss of $0.08 per share. Earnings were $4.7 million or $0.19 per share for the prior year first quarter.

     Tons shipped in the quarter decreased by approximately 6% compared to the prior year period. Shipments were impacted by greatly reduced order levels going into the quarter. These reductions were directly related to the uncertainties surrounding labor negotiations, which were successfully concluded on July 31, 1996 and ratified at the end of the following month. Volumes through the Company's medium and heavy structural rolling mills, which generally account for approximately fifty percent of the Company's business, were down one-third compared to the same quarter in the prior year. Some of the shortfall in medium and heavy structural shipments was offset with increased rod and wire products, small structural products and semi-finished steel shipments. The Company saw strong performance from our rod and wire operations as well as the small structural business, each of which showed good volume gains compared to the prior year. Shipments of semi-finished steel were substantially higher in the quarter, as the Company chose to produce those products until order levels improved to permit scheduling of greater production in the rolling mills.

     The volume reduction in medium and heavy structural shipments during the first quarter of fiscal 1997 significantly impacted revenue, which was off almost 10% compared to the prior year period. Additionally, revenue was impacted by somewhat lower pricing levels for rod and wire products, small structurals and semi-finished steel compared to the prior year period.

     Orders for medium structural products have improved and pricing appears to have stabilized. However, the Company has not achieved large structural production levels comparable to the prior year, despite firm markets for those products.

     Cost of goods sold, excluding depreciation, as a percentage of net sales for the three-month period ended October 31, 1996 increased significantly to almost 92.8% compared to the prior year at 87.7%. The increase resulted primarily from decreased production levels for large structural products and lower pricing levels for the products noted above.

     For the quarter ended October 31, 1996, selling and administrative expense was $2.7 million, virtually unchanged compared to the prior year.

     Interest expense was $4.7 million for the quarter ended October 31, 1996, compared to $4.5 million for the same quarter in the prior fiscal year. The increase in interest expense for the quarter is primarily due to the effect of capitalizing interest on major capital projects during the prior year first quarter. Excluding the effects of the capitalized interest, interest expense would have decreased approximately $200,000 as a result of lower borrowing costs associated with the amended Senior Credit Facility (the "Credit Facility").

     The benefit for income taxes was $1.4 million for the three months ended October 31, 1996 compared to an expense of $2.0 million for the three months ended October 31, 1995 due to the net loss in the current year first quarter.


LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. Funds for the Company's operational needs have been provided from internally generated cash and through utilization of the Credit Facility. As of October 31, 1996, the Company's total liquidity, comprising cash, cash equivalents and funds available under the Credit Facility, totaled $67.3 million compared to $94.8 million at July 31, 1996. Principal uses of cash during the first quarter of fiscal 1997 included increases in working capital, capital expenditures and scheduled debt repayments.

     The working capital increase was primarily the result of increased levels of inventory. Production levels in the quarter were higher than shipments as the Company experienced reduced shipment levels of structural products due to the uncertainties surrounding labor negotiations described above. In addition, semi-finished steel inventory requirements for the rolling mills increased due to a planned furnace outage during November for installation of capital equipment. The equipment installation has been completed and the furnaces are operating. In the coming months, the Company expects to reduce its level of inventories as better balance is achieved between shipping and production levels.

     Capital expenditures were $5.4 million for the first quarter of fiscal 1997 compared to $11.0 million in the prior year. As a result of decreased earnings, the Company reduced capital expenditures. The Company currently anticipates capital expenditures for fiscal 1997 will approximate depreciation charges.

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




                          PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibit 4.1 - Amended and Restated Credit Agreement
                              dated as of August 16, 1988 and Restated as of April 30, 1996

           (b) Exhibit 11 - Computation of Income Per Share

           (c) Exhibit 27 - Financial Data Schedule

           (d) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1996.

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

                                    NORTHWESTERN STEEL AND WIRE COMPANY



                                By  /s/ T. J. Bondy
                                    ----------------------------------
                                    Timothy J. Bondy
                                    Vice President, and
                                    Chief Financial Officer
                                    (Principal Financial Officer)


December 16, 1996

                                 EXHIBIT INDEX





Exhibit No.                        Description
-----------                        -----------

  4.1                         Amended and Restated Credit Agreement

 11.0                         Exhibit 11

 27.0                         Financial Data Schedule