Form 10-Q
period 1997-01-31
NORTHWESTERN STEEL & WIRE CO
filed 1997-03-14
CIK 73093

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarterly period ended January 31, 1997

                          or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from __________ to ___________

Commission file number 0-21556


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

Yes   X    No
     ---      ---
Number of shares of common stock outstanding as of March 10, 1997:

     Common Stock 24,929,160 shares
     (includes 420,144 treasury shares)

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements


                      NORTHWESTERN STEEL AND WIRE COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Three Months Ended                     Six Months Ended
                                                             January 31,                            January 31,
                                                ---------------------------------     -------------------------------
                                                      1997         1996                   1997          1996
                                                                            (Unaudited)
                                                     (in thousands of dollars except per share data and tonnage data)

Net sales                                       $   143,706        $    149,175            $   288,924   $  310,087
                                                -----------         ----------              ----------   ----------
Cost and operating expenses:
 Cost of goods sold (excluding depreciation)        132,974             132,217                267,665      273,405
 Depreciation                                         6,525               6,123                 12,991       11,990
 Selling and administrative                           2,637               2,746                  5,365        5,392
                                                -----------         -----------             ----------   ----------
  Total cost and operating expenses                 142,136             141,086                286,021      290,787
                                                -----------         -----------             ----------   ----------
Operating profit                                      1,570               8,089                  2,903       19,300
                                                -----------         -----------             ----------   ----------
Other income and expenses:
 Interest expense                                      5249               4,538                  9,978        9,083
 Interest and other income                              (13)                (23)                   (45)         (45)
                                                -----------         -----------             ----------   ----------
  Total other income and expenses                     5,236               4,515                  9,933        9,038
                                                -----------         -----------             ----------   ----------
(Loss) income before income taxes                    (3,666)              3,574                 (7,030)      10,262
(Benefit) provision for income taxes                 (1,481)              1,070                 (2,840)       3,076
                                                -----------         -----------             ----------   ----------

Net (loss) income                               $    (2,185)       $      2,504            $    (4,190)       7,186
                                                ===========         ===========            ===========   ==========

Net (loss) income per share                     $     (0.09)       $       0.10            $     (0.17)  $     0.29
                                                ===========         ===========            ===========   ==========
Net tons shipped                                    374,108             376,242                750,661      774,730
                                                ===========         ===========            ===========   ==========

                  The accompanying notes are an integral part
             of the unaudited consolidated financial statements.

                     NORTHWESTERN STEEL AND WIRE COMPANY
                         CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars except share data)


                                                                             January 31,               July 31,
                                                                                1997                     1996
                                                     ASSETS               -------------           -------------
CURRENT ASSETS                                                                            (Unaudited)
 Cash and cash equivalents                                                $          653           $       5,558
 Receivables, less allowance of $825                                              53,854                  68,004
 Deferred income taxes                                                            11,517                  11,517
 Other assets                                                                      5,217                   6,799
                                                                           -------------           -------------
                                                                                  71,241                  91,878
                                                                           -------------           -------------
Inventories, at lower of cost or market:
 Finished products                                                                52,685                  38,823
 Semi-finished products                                                           44,832                  36,832
 Raw materials and supplies                                                       24,054                  22,746
                                                                           -------------           -------------
                                                                                 121,571                  98,401
                                                                           -------------           -------------
  Total current assets                                                           192,812                 190,279
                                                                           -------------           -------------
PLANT AND EQUIPMENT, at cost                                                     418,746                 407,395
 Accumulated depreciation                                                        179,197                 166,206
                                                                           -------------           -------------
 Net plant and equipment                                                         239,549                 241,189
                                                                           -------------           -------------
DEFERRED INCOME TAXES                                                              6,616                   6,616
DEFERRED FINANCING COST                                                            3,823                   4,434
OTHER ASSETS                                                                      13,456                       -
                                                                           -------------           -------------
  Total assets                                                             $     456,256           $     442,518
                                                                           =============           =============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                          $      45,364           $      75,470
 Accrued expenses                                                                 21,091                  22,768
 Current portion of long term debt                                                 7,609                   7,504
                                                                           -------------           -------------
  Total current liabilities                                                       74,064                 105,742

LONG TERM DEBT                                                                   188,191                 153,646
OTHER LONG TERM LIABILITIES                                                       96,650                  77,114
                                                                           -------------           -------------
  Total liabilities                                                              358,905                 336,502
                                                                           -------------           -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, par value $1 per share:
 - Authorized - 1,000,000 shares
 - Issued - none                                                                       -                      -
 Common stock, par value $.01 per share:
 - Authorized - 75,000,000 shares
 - Issued - 24,872,924 and 24,858,842 shares, respectively                       123,966                 123,786
 Retained (deficit) earnings                                                      (9,240)                 (5,051)
 Minimum pension liability                                                       (12,051)                 (7,395)
 Treasury shares, at cost; 420,144 shares of common stock                         (5,324)                 (5,324)
                                                                           -------------           -------------
  Total shareholders' equity                                                      97,351                 106,016
                                                                           -------------           -------------
  Total liabilities and shareholders' equity                               $     456,256           $     442,518
                                                                           =============           =============

                  The accompanying notes are an integral part
              of the unaudited consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the Six Months Ended
                                                                    January 31,
                                                            --------------------------
                                                                1997          1996
                                                            -----------   ------------
                                                                    (Unaudited)
                                                             (In thousands of dollars)
Cash Flow From Operations:
 Net (loss)income                                           $  (4,190)      $    7,186
 Depreciation                                                  12,991           11,990
 Amortization of deferred financing costs and debt discount       660            1,140
 Decrease in receivables                                       14,150            3,984
 Increase in inventories                                      (23,170)         (23,069)
 Decrease in other current assets                               1,582            1,759
 Increase in other assets                                     (13,456)               -
 Decrease in accounts payable and accrued expenses            (31,783)          (6,888)
 Increase in other long term liabilities                       14,880              907
                                                            ---------       ----------
Net cash used in operations                                   (28,336)          (2,991)
                                                            ---------       ----------
Cash Flows From Investing Activities:
 Capital expenditures                                         (11,351)         (24,540)
                                                            ---------       ----------
Net cash used in investing activities                         (11,351)         (24,540)
                                                            ---------       ----------

Cash Flows From Financing Activities:
 Payments of long term debt                                  (l67,098)         (96,522)
 Proceeds from issuance of long term debt and
  revolver loans                                              201,700          111,000
 Exercise of stock options                                        180              188
                                                            ---------       ----------
Net cash provided by financing activities                      34,782           14,666
                                                            ---------       ----------
 Decrease in cash and cash equivalents                         (4,905)         (12,865)

Cash and Cash Equivalents:
 Beginning of period                                            5,558           14,275
                                                            ---------       ---------
 End of period                                              $     653       $    1,410
                                                            =========       ==========




Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
 Interest                                                   $   9,042       $    8,695
 Income taxes                                                     120            2,500


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

2. The Consolidated Financial Statements for the three month and six month periods ended January 31, 1997 and 1996 have not been audited. However, the Company believes the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature.

3. Net (loss) income per share amounts, as presented on the Consolidated Statements of Operations, are based on the average shares outstanding of 24,870,869 and 24,820,053 for the three months and six months ended January 31, 1997 and 1996, respectively. Options issued pursuant to the various Company stock option plans were not material.

4. An income tax benefit or provision is recorded by estimating the annual effective income tax rate and applying that rate to pretax loss or income. The effective income tax rate for the first six months of fiscal 1997 was 40.4%, which approximates the combined Federal and State statutory rate. The effective income tax rate for the six months ended January 31, 1996 of 30% varied from the statutory rates due to the estimated realization of net operating loss carryforwards.

5. As a result of amendments to a defined benefit retirement plan, the accumulated benefit obligation for that plan increased by $17,250; the unfunded prior service cost increased by $12,594 and is reflected in Other Assets; and the minimum pension liability recorded in Shareholders' Equity increased by $4,656. Annual pension expense did not change significantly due to reductions in benefit levels in a defined contribution plan.

6. The Company is subject to a broad range of federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and/or hazardous wastes and the remediation of contamination associated with releases of hazardous substances. Primarily because the scrap melting process produces dust that contains lead and cadmium, the Company is classified, in the same manner as other similar steel mills in its industry, as a generator of hazardous waste.

     Based on continuing review of applicable regulatory requirements by the Company's internal environmental compliance manager and advice from independent consultants, the Company believes that it is currently in substantial compliance with applicable environmental requirements, except as noted in the Company's fiscal 1996 Annual Report on Form 10-K for Commitments and Contingencies.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended July 31, 1996.

FORWARD LOOKING INFORMATION

     Except for historical information, matters discussed in this Item 2 contain forward looking information and describe the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. The Company has identified these "forward looking" statements by words such as "lead to", "expects", "anticipates" and similar expressions. Risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements include the following: volumes of production and product shipments; changes in product mix and pricing; costs of scrap steel and other raw material inputs; the level of non-residential construction and overall economic growth in the United States; changes in legislative, regulatory or industrial requirements; and the level of imported products in the Company's markets.

RESULTS OF OPERATIONS

     Net sales for the Company were $143.7 million on shipments of 374,108 net tons for the three months ended January 31, 1997, compared to $149.2 million on shipments of 376,242 net tons for the three months ended January 31, 1996. The net loss for the three months ended January 31, 1997 was $2.2 million resulting in a loss of $0.09 per share. Earnings were $2.5 million or $0.10 per share for the prior year second quarter.

     Tons shipped in the quarter decreased by less than 1% compared to the prior year period. However, the mix of products sold contributed to the lower than expected performance in the second quarter. Principal among those factors was a decline of more than 15% from the prior year in shipments of medium and large structural products, which generally account for approximately fifty percent of the Company's business, at slightly lower selling prices. This decline resulted, in part, to the residual impact of the uncertainties surrounding last summer's labor negotiations, which were successfully concluded on July 31, 1996. The Company experienced good volume gains in its wire, rod, small structural and semi-finished businesses. However, average selling prices for these product groups were all below prior year second quarter levels.

     The volumes in the medium and heavy structurals business mirrored a general downturn in industry shipments. However, the impending exit of a competitor from the business, relatively low inventories at service centers and a positive outlook at the customer level for non-residential construction, should lead to improved results in this important business segment. In the Company's stronger markets, rod, wire products and small structurals, price increases have been announced for later in the third quarter.

     For the six-month period ended January 31, 1997, net sales were $288.9 million. This represents a decrease of $21.2 million or almost 7% compared to the same period in the prior year. Tons shipped decreased from 774,730 net tons for the six months ended January 31, 1996 to 750,661 for the comparable six months in the current year.

     Cost of goods sold, excluding depreciation, as a percentage of net sales for the three-month period ended January 31, 1997 increased to almost 92.5% compared to the prior year at 88.6%. The increase resulted primarily from decreased production levels for large structural products, lower pricing levels for the products noted above and higher operating costs in the quarter. Operating costs were negatively impacted by a planned outage in the furnace operations during November and decreased production levels in January due to reduced order flow. Additionally, operations at the Houston plant were suspended for ten days to rebalance the order backlog. These items, in conjunction with increased energy costs, contributed to lower operating performance.

     Cost of goods sold, excluding depreciation, as a percentage of net sales for the six months ended January 31, 1997 was 92.5% compared to the prior year at 88.2%. The increase resulted primarily as noted above.

     For the quarter and six months ended January 31, 1997, selling and administrative expense was $2.6 million and $5.4 million, respectively, virtually unchanged from the prior year.

     Interest expense was $5.2 million and $10.0 million for the quarter and six months ended January 31, 1997, respectively. This compared to $4.5 million and $9.1 million for the same periods, respectively, in the prior fiscal year. The increase in interest expense is primarily due to the effect of having capitalized interest on major capital projects during the prior year.
Generally higher inventory balances during the second quarter of fiscal 1997 also contributed to increased interest expense.

     The benefit for income taxes was $1.5 million for the three months ended January 31, 1997 compared to an expense of $1.1 million for same period in the prior year due to the net loss in the current year second quarter. For the six months ended January 31, 1997, the Company recorded a benefit for income taxes of $2.8 million compared to an expense of $3.1 million for the prior year period.


LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. Funds for the Company's operational needs have been provided from internally generated cash and through utilization of the Company's credit facility. As of January 31, 1997, total liquidity, comprising cash, cash equivalents and funds available under the Company's credit facility, totaled $49.4 million compared to $94.6 million at July 31, 1996. Principal uses of cash during the first six months of fiscal 1997 included increases in working capital, capital expenditures and scheduled debt repayments.

     The working capital increase was primarily the result of a reduction in accounts payable and increased levels of inventory. The change in accounts payable was primarily the result of the timing of payments for and reduced purchases of scrap steel during the second quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996. Production levels for the first six months were higher than shipments as the Company experienced reduced shipment levels of structural products due to the uncertainties surrounding labor negotiations described above. In addition, semi-finished steel inventory requirements for the rolling mills increased due to a planned furnace outage during November for installation of capital equipment. The equipment installation was completed on schedule and the furnaces are operating. In the coming months, the Company expects to reduce its level of inventories as better balance is achieved between shipping and production levels.

     Capital expenditures were $11.4 million for the first six months of fiscal 1997 compared to $24.5 million in the prior year. As a result of decreased earnings, the Company reduced capital expenditures. The Company currently anticipates capital expenditures for fiscal 1997 will approximate depreciation charges.

     On a longer term basis, the Company has significant future debt service obligations. The Company's ability to satisfy these obligations and to secure adequate capital resources in the future are dependent on its ability to generate adequate cash flow. The Company anticipates that its cash flow from operations, available borrowings and access to the capital markets will be sufficient to fund future debt service. This will be dependent on its overall operating performance and be subject to general business, financial and other factors affecting the Company and the domestic steel industry, certain of which are beyond the control of the Company.



                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders of the Company was held on January 16,1997 for the purpose of electing five Directors for the coming year. There were a total of 22,760,245 shares of Common Stock cast.



                       Two-Year Term           Votes For
                       ----------------------  ----------
                       William F. Andrews      22,202,022
                       Darius W. Gaskins, Jr.  22,202,008
                       Thomas A. Gildehaus     22,208,127
                       Robert N. Gurnitz       21,620,193
                       Michael E. Lubbs        22,059,603

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 11 - Computation of (Loss) Income Per Share

         (b) Exhibit 27 - Financial Data Schedule

         (c) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1997.







                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NORTHWESTERN STEEL AND WIRE COMPANY



                             By     /s/ T. J. Bondy
                               ---------------------------------
                                     Timothy J. Bondy
                                     Vice President, and
                                     Chief Financial Officer
                                     (Principal Financial Officer)


March 14, 1997

                                 EXHIBIT INDEX





Exhibit No.       Description
----------  -----------------------

11.0        Exhibit 11

27.0        Financial Data Schedule