Form 10-Q
period 1997-04-30
NORTHWESTERN STEEL & WIRE CO
filed 1997-06-13
CIK 73093

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarterly period ended April 30, 1997

                                     or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _____________ to ___________

Commission file number 0-21556


                     NORTHWESTERN STEEL AND WIRE COMPANY
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                     Illinois                    36-1562920
-------------------------------------------------------------------------------
       (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)         Identification No.)

                121 Wallace Street, Sterling, Illinois 61081
-------------------------------------------------------------------------------
            (Address of principal executive office)    (Zip Code)


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

Number of shares of common stock outstanding as of June 10, 1997:

     Common Stock 24,937,384 shares
     (includes 420,144 treasury shares)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                     NORTHWESTERN STEEL AND WIRE COMPANY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended                       Nine Months Ended
                                                          April 30,                               April 30,
                                             -------------------------------         ---------------------------------
                                                   1997              1996                  1997               1996
                                                                        (Unaudited)
                                                 (in thousands of dollars except per share data and tonnage data)
Net sales                                    $   171,652         $   173,183         $    460,576         $    483,270
                                             -----------         -----------         ------------         ------------

Cost and operating expenses:
  Cost of goods sold (excluding depreciation)    157,149             154,150              424,814              427,555
  Depreciation                                     6,582               6,094               19,573               18,084
  Selling and administrative                       3,869               3,105                9,234                8,497
                                             -----------         -----------         ------------         ------------
    Total cost and operating expenses            167,600             163,349              453,621              454,136
                                             -----------         -----------         ------------         ------------

Operating profit                                   4,052               9,834                6,955               29,134
                                             -----------         -----------         ------------         ------------

Other income and expenses:
  Interest expense                                 5,075               4,760               15,053               13,843
  Interest and other income                          (61)                (12)                (106)                 (57)
                                             -----------         -----------         ------------         ------------
    Total other income and expenses                5,014               4,748               14,947               13,786
                                             -----------         -----------         ------------         ------------

(Loss) income before income taxes                   (962)              5,086               (7,992)              15,348
(Benefit) provision for income taxes                (389)              1,528               (3,229)               4,604
                                             -----------         -----------         ------------         ------------

Net (loss) income                            $      (573)        $     3,558         $     (4,763)        $     10,744
                                             ===========         ===========         ============         ============

Net (loss) income per share                  $     (0.02)        $      0.14         $     (0.19)         $       0.43
                                             ===========         ===========         ===========          ============

Net tons shipped                                 448,611             438,621            1,199,272            1,213,351
                                             ===========         ===========         ===========          ============


                 The accompanying notes are an integral part
             of the unaudited consolidated financial statements

                     NORTHWESTERN STEEL AND WIRE COMPANY
                         CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars except share data)

                                                                        April 30,                July 31,
                                                                          1997                     1996
                                         ASSETS                     --------------           -------------

CURRENT ASSETS                                                               (Unaudited)
 Cash and cash equivalents                                          $        3,906           $       5,558
 Receivables, less allowance of $825                                        67,986                  68,004
 Deferred income taxes                                                      11,517                  11,517
 Other assets                                                                4,807                   6,799
                                                                    --------------           -------------
                                                                            88,216                  91,878
                                                                    --------------           -------------
 Inventories, at lower of cost or market:
  Finished products                                                         49,041                  38,823
  Semi-finished products                                                    42,241                  36,832
  Raw materials and supplies                                                24,991                  22,746
                                                                    --------------           -------------
                                                                           116,273                  98,401
                                                                    --------------           -------------
    Total current assets                                                   204,489                 190,279
                                                                    --------------           -------------
PLANT AND EQUIPMENT, at cost                                               422,487                 407,395
 Accumulated depreciation                                                  185,779                 166,206
                                                                    --------------           -------------
 Net plant and equipment                                                   236,708                 241,189
                                                                    --------------           -------------
DEFERRED INCOME TAXES                                                        6,616                   6,616
DEFERRED FINANCING COST                                                      3,832                   4,434
OTHER ASSETS                                                                13,456                       -
                                                                    --------------           -------------
     Total assets                                                   $      465,101           $     442,518
                                                                    ==============           =============


                     LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable                                                  $       45,032           $      75,470
  Accrued expenses                                                          26,472                  22,768
  Current portion of long term debt                                          7,797                   7,504
                                                                    --------------           -------------
    Total current liabilities                                               79,301                 105,742

LONG TERM DEBT                                                             191,431                 153,646
OTHER LONG TERM LIABILITIES                                                 97,592                  77,114
                                                                    --------------           -------------
    Total liabilities                                                      368,324                 336,502
                                                                    --------------           -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, par value $1 per share:
   - Authorized - 1,000,000 shares
   - Issued - none                                                               -                       -
  Common stock, par value $.01 per share:
   - Authorized - 75,000,000 shares
   - Issued - 24,872,924 and 24,858,842 shares, respectively               123,966                 123,786
  Retained (deficit) earnings                                               (9,814)                 (5,051)
  Minimum pension liability                                                (12,051)                 (7,395)
  Treasury shares, at cost; 420,144 shares of common stock                  (5,324)                 (5,324)
                                                                    --------------           -------------
    Total shareholders' equity                                              96,777                 106,016
                                                                    --------------           -------------
    Total liabilities and shareholders' equity                      $      465,101           $     442,518
                                                                    ==============           =============

                 The accompanying notes are an integral part
              of the unaudited consolidated financial statements


                                      NORTHWESTERN STEEL AND WIRE COMPANY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Nine Months Ended
                                                                                           April 30,
                                                                          -------------------------------------
                                                                                  1997                   1996
                                                                          -------------------------------------
                                                                                          (Unaudited)
                                                                                  (In thousands of dollars)
Cash Flow From Operations:
  Net (loss) income                                                        $     (4,763)           $     10,744
  Depreciation                                                                   19,573                  18,084
  Amortization of deferred financing costs and debt discount                        676                   1,700
  Decrease (increase) in receivables                                                 18                  (6,516)
  Increase in inventories                                                       (17,872)                (12,487)
  Decrease in other current assets                                                1,992                   1,818
  Increase in other assets                                                      (13,456)                      -
  Decrease in accounts payable and accrued expenses                             (26,734)                 (7,050)
  Increase in other long term liabilities                                        15,821                   1,348
                                                                           ------------            ------------
Net cash (used in) provided by operations                                       (24,745)                  7,641
                                                                           ------------            ------------
Cash Flows From Investing Activities:
  Capital expenditures                                                          (15,092)                (31,324)
                                                                           ------------            ------------
Net cash used in investing activities                                           (15,092)                (31,324)
                                                                           ------------            ------------
Cash Flows From Financing Activities:
  Payments of long term debt                                                   (291,395)               (172,410)
  Proceeds from issuance of long term debt and revolver loans                   329,400                 183,400
  Exercise of stock options                                                         180                     180
                                                                           ------------            ------------
Net cash provided by financing activities                                        38,185                  11,170
                                                                           ------------            ------------

  Decrease in cash and cash equivalents                                          (1,652)                (12,513)

Cash and Cash Equivalents:
  Beginning of period                                                             5,558                  14,275
                                                                           ------------            ------------
  End of period                                                            $      3,906            $      1,762
                                                                           ============            ============


Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
  Interest                                                                 $     11,407            $     10,524
  Income taxes                                                                      120                   3,289


                 The accompanying notes are an integral part
              of the unaudited consolidated financial statements

                     NORTHWESTERN STEEL AND WIRE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
             (Dollar amounts are in thousands except share data)


1. These consolidated financial statements included herein should be read together with the fiscal 1996 audited financial statements and notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. The Consolidated Financial Statements for the three month and nine month periods ended April 30, 1997 and 1996 have not been audited. However, the Company believes the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature.

3. Net (loss) income per share amounts, as presented on the Consolidated Statements of Operations, are based on the average shares outstanding of 24,862,496 for the three months and nine months ended April 30, 1997 and 25,160,048 for the comparable prior year periods. Options issued pursuant to the various Company stock option plans were not material.

4. An income tax benefit or provision is recorded by estimating the annual effective income tax rate and applying that rate to pretax loss or income. The effective income tax rate for the first nine months of fiscal 1997 was 40.4%, which approximates the combined Federal and State statutory rate. The effective income tax rate for the nine months ended April 30, 1996 of 30% varied from the statutory rates due to the estimated realization of net operating loss carryforwards.

5. On June 5, 1997 the Company announced that it would most likely close its Houston structural mill permanently in the fourth quarter ending July 31, 1997. As a result of this conditional decision, a primarily non-cash charge against operations will be recorded in the fourth quarter. At the time the exit charge is recorded, the Company will be in violation of the fixed charge coverage and leverage ratio covenants in its bank credit agreement. The Company was not in default of any of the covenants contained in the bank credit agreement as of April 30, 1997. Additionally, the Company is currently negotiating with its banks, and expects to amend the existing covenants to more appropriately reflect the business operations on a going forward basis. This conditional decision is more fully described in Item 2 of this Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations.

6. As a result of amendments to a defined benefit retirement plan, the accumulated benefit obligation for that plan increased by $17,250; the unfunded prior service cost increased by $12,594 and is reflected in Other Assets; and the minimum pension liability recorded in Shareholders' Equity increased by $4,656. Annual pension expense did not change significantly due to reductions in benefit levels in a defined contribution plan.

7. The Company is subject to a broad range of federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and/or hazardous wastes and the remediation of contamination associated with releases of hazardous substances. Primarily because the scrap melting process produces dust that contains lead and cadmium, the Company is classified, in the same manner as other similar steel mills in its industry, as a generator of hazardous waste.

   Based on continuing review of applicable regulatory requirements by the Company's internal environmental compliance manager and advice from independent consultants, the Company believes that it is currently in substantial compliance with applicable environmental requirements, except as noted in the Company's fiscal 1996 Annual Report on Form 10-K for Commitments and Contingencies.

8. In accordance with Statement of Financial Accounting Standard No. 128 "Earnings Per Share" (SFAS 128), the Company will implement the requirements of SFAS 128 at the end of the second quarter of fiscal 1998. The Company has calculated earnings per share using both the basic and diluted methods, which amounts will not differ materially from earnings per share as currently reported.

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

FORWARD LOOKING INFORMATION
---------------------------
   Except for historical information, matters discussed in this Item 2 contain forward looking information and describe the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. The Company has identified these "forward looking" statements by words such as "should", lead to", "expects", "anticipates" and similar expressions. Risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements include the following: volumes of production and product shipments; changes in product mix and pricing; costs of scrap steel and other raw material inputs; changes in domestic manufacturing capacity; the level of non-residential construction and overall economic growth in the United States; changes in legislative, regulatory or industrial requirements; and the level of imported products in the Company's markets.

RESULTS OF OPERATIONS
---------------------
   Net sales for the Company were $171.7 million on shipments of 448,611 net tons for the three months ended April 30, 1997, compared to $173.2 million on shipments of 438,621 net tons for the three months ended April 30, 1996. The net loss for the three months ended April 30, 1997 was $0.5 million resulting in a loss of $0.02 per share. The third quarter would have been slightly profitable, excluding losses from the Houston mill discussed below. Earnings were $3.6 million or $0.14 per share in the prior year third quarter.

   Tons shipped in the quarter increased approximately 2% compared to the prior year period. However, the mix of products sold contributed to lower revenues in the third quarter. Principal among those factors was a decline of almost 15% from the prior year in shipments of medium and large structural products, which generally account for approximately fifty percent of the Company's business, at slightly lower selling prices. This decline resulted, in part, to weaker market conditions for medium and large structural products. The Company experienced good volume gains in its wire, rod, small structural and semi-finished businesses. However, except for rods, average selling prices for these product groups were all below prior year third quarter levels.

   The volumes in the medium and heavy structurals business mirrored a general downturn in industry shipments. Price decreases were announced near the end of the quarter for these beam products. However, in the Company's stronger markets, rod, wire and small structurals, recent price increases have been announced which will take effect during the fourth quarter.

   For the nine-month period ended April 30, 1997, net sales were $460.6 million. This represents a decrease of $22.7 million or almost 5% compared to the same period in the prior year. Tons shipped decreased from 1,213,351 net tons for the nine months ended April 30, 1996 to 1,199,272 for the comparable nine months in the current year. Most of the decrease in revenues and volume occurred in the first quarter, due to reduced order levels related to uncertainties surrounding the Company's labor negotiations, which were successfully concluded on July 31, 1996. In addition, structural markets have been weaker, as noted above.

   Cost of goods sold, excluding depreciation, as a percentage of net sales for the three-month period ended April 30, 1997 increased to almost 91.6% compared to the prior year at 89.0%. The increase resulted primarily from decreased production levels for medium and large structural products, lower pricing levels for the products noted above and higher operating costs in the quarter. Operating costs were negatively impacted by the decreased production levels required for market conditions on the medium and large structural products.

   Cost of goods sold, excluding depreciation, as a percentage of net sales for the nine months ended April 30, 1997 was 92.2% compared to the prior year at 88.5%. The increase resulted primarily as noted above.

   For the quarter and nine months ended April 30, 1997, selling and administrative expense was $3.9 million and $9.2 million, respectively. This compared to $3.1 million and $8.5 million for the same periods, respectively, in the prior fiscal year

   Interest expense was $5.1 million and $15.1 million for the quarter and nine months ended April 30, 1997, respectively. This compared to $4.8 million and $13.8 million for the same periods, respectively, in the prior fiscal year. The increase in interest expense is primarily due to the effect of having capitalized interest on major capital projects during the prior year.
Generally higher inventory balances during the third quarter of fiscal 1997 also contributed to increased interest expense.

   The benefit for income taxes was $0.4 million for the three months ended April 30, 1997 compared to an expense of $1.5 million for same period in the prior year due to the net loss in the current year third quarter. For the nine months ended April 30, 1997, the Company recorded a benefit for income taxes of $3.2 million compared to an expense of $4.6 million for the prior year period.

ANNOUNCEMENT OF CONDITIONAL PLANT CLOSURE
-----------------------------------------
   On June 5, 1997, the Company announced that is would most likely close its Houston structural mill permanently in the fourth quarter ending July 31, 1997. The Company has suspended making semi-finished steel for Houston and notified its Houston employees that the Houston mill will, in all likelihood, be closed. The Company has concluded that market conditions today -- and for the foreseeable future -- are such that the Houston plant is not, and is unlikely to become, a profitable, competitive source for structural steel. This situation has been intensified by recently announced significant structural steel capacity additions to the marketplace. Significant losses were incurred at Houston in the first nine months of fiscal 1997. The Company does not believe that the operating costs of the Houston plant, nor the future required investments in this plant, can be recovered.

   The Company has shared all relevant information that led to this decision with the United Steelworkers of America (USWA). The Company has also agreed to cooperate with the USWA in undertaking additional work and analysis, supported by outside consultants recommended by the USWA, to determine what, if any, additional actions might be taken to continue operations in Houston. The work is to be concluded by the end of June. Should these studies result in an acceptable plan which would allow Houston to be a long-term, viable and profitable operation with an acceptable return on investment, the Company would reconsider its conditional decision.

   Should the Company permanently close the Houston plant, the Company would incur a non-recurring, mostly non-cash, pretax exit charge in the fourth quarter ending July 31, 1997, currently estimated at between $95 and $105 million. Liquidation of Houston assets, net of closure costs, is expected to generate a modest amount of cash, which will be used for debt reduction. The Company has discussed with its banks the effects of the Houston closing on the covenants within its bank credit agreement, and expects to amend the covenants to more appropriately reflect business operations on a going forward basis.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
   GENERAL. Funds for the Company's operational needs have been provided from internally generated cash and through utilization of the Company's credit facility. As of April 30, 1997, total liquidity, comprising cash, cash equivalents and funds available under the Company's credit facility, totaled $47.4 million compared to $94.6 million at July 31, 1996. Principal uses of cash during the first nine months of fiscal 1997 included increases in working capital, capital expenditures and scheduled debt repayments.

   The working capital increase was primarily the result of a reduction in accounts payable and increased levels of inventory. The change in accounts payable was primarily the result of the timing of payments for and reduced purchases of scrap steel during the third quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996. As reported in the second quarter Form 10-Q, the Company has begun to reduce inventory levels to bring production levels and shipment levels in better balance. During the third quarter, inventories decreased approximately $5.3 million but still remain higher than at July 31, 1996.

   Capital expenditures were $15.1 million for the first nine months of fiscal 1997 compared to $31.3 million in the prior year. As a result of decreased earnings, the Company reduced capital expenditures. The Company currently anticipates capital expenditures for fiscal 1997 to be significantly less than depreciation charges. However, in connection with the conditional closing of the Houston mill described above, the Company expects to increase its level of capital expenditures at Sterling during the next two years to levels which exceed the expected 1997 spending levels. Expenditures are expected to focus primarily upon the 24" and 14" rolling mills.

   As described above, the closure of the Houston mill would result in a largely non-cash charge against operations in the fourth quarter of 1997. Cash generated from liquidation of working capital, net of closure costs, will be used to repay existing indebtedness. As a result of the Houston exit charge, the Company will be in default of covenants in its credit agreement governing leverage and fixed charge coverage ratios. The Company believes it will be able to amend the covenants in its bank credit agreement to more appropriately reflect the business operations on a going forward basis. In the near term, a return to profitable operations as well as utilization of the Company's credit facility will be required to provide the funds needed to upgrade and modernize the previously described steel operations at the Sterling, Illinois location.

   On a longer term basis, the Company has significant future debt service obligations. The Company's ability to satisfy these obligations and to secure adequate capital resources in the future are dependent on its ability to generate adequate cash flow. This will be dependent on the Company's overall operating performance and be subject to general business, financial, competitive and other factors affecting the Company and the domestic steel industry, certain of which are beyond the control of the Company.

                         PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

          None


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibit 11 - Computation of (Loss) Income Per Share

         (b)  Exhibit 20 - Other Statements to Security Holders
              Press Release dated June 5, 1997

         (c)  Exhibit 27 - Financial Data Schedule

         (d) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1997.







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


June 13, 1997