Form 10-K405
period 1997-07-31
NORTHWESTERN STEEL & WIRE CO
filed 1997-10-28
CIK 73093

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JULY 31, 1997
[ ]              TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
FOR TRANSITION PERIOD FROM                    TO

COMMISSION FILE NUMBER 0-21556

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

          Securities registered pursuant to Section 12(b) of the Act:

                             NAME OF EACH EXCHANGE

           TITLE OF EACH CLASS                                  ON WHICH REGISTERED
           -------------------                                  -------------------
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

Yes  X     No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [X]

     On September 30, 1997, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant: $55.3 million

     On September 30, 1997, a total of 24,903,424 Common Stock, par value $0.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference in the respective Parts hereof indicated:

     Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on December 17, 1997 (referred to herein as the "Company's 1997 Proxy Statement"): Part III
================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Founded in 1879, the Company is a major mini-mill producer of structural steel products and rod and wire products. In contrast to integrated mills which produce steel from coke and iron ore through the use of blast furnaces and basic oxygen furnaces, mini-mills use electric arc furnaces to melt steel scrap and cast the resulting molten steel into long strands of various shapes in a continuous casting process. The Company's steel products include wide flange beams, light structural shapes, merchant bars and semi-finished steel. The Company's rod and wire products include nails, concrete reinforcing mesh, residential and agricultural fencing and a wide range of other wire products.

     The Company pioneered the use of electric arc furnaces for steelmaking, installing its first electric arc furnace in 1936. The Company's two 400-ton electric arc furnaces are among the world's largest.

     The Company's operations are located in Sterling and neighboring Rock Falls, Illinois (the "Sterling Operations") and Hickman, Kentucky (the "Kentucky Facility"). The Sterling Operations consist primarily of a melt shop with two 400-ton electric arc furnaces with an annual scrap melting capacity in excess of
1.6 million tons, two ladle metallurgical furnaces, two continuous casters, three rolling and finishing mills and the Company's nail and wire operations. The Kentucky Facility is the Company's newest operation which produces concrete reinforcing mesh. The Company's continuous casters have sufficient capacity to cast semi-finished steel for all of the Company's rolling and finishing mills. In July 1997, the Company closed a rolling mill in Houston, Texas which produced wide flange beams. The Houston facilities and equipment are being prepared for sale.

OPERATIONS

     The Company's operations constitute one line of business with several classes of products. Operations are divided into the Steel Division and the Rod and Wire Products Division.

     The Steel Division produces raw steel using the electric arc furnace process. Semi-finished steel is made by continuous casting into billets and blooms. Recent improvements in the melt shop operations include a second ladle metallurgical station, a higher voltage transformer to reduce the time needed to produce a ton of steel, new ladle transfer cars and improved furnace controls.

     Finished products are rolled from the semi-finished steel through a series of reduction mill processes. Such products include wide flange beams, channel and angle products and merchant bar and bar shapes, which are sold nationally to steel fabricators, distributors and original equipment manufacturers, including industrial and agricultural machinery manufacturers. The Company sells its output principally through Company personnel and independent sales agents to customers located throughout the United States. In addition, semi-finished products are sold to other steel producers. Recent improvements in the finishing mills have included upgrades of mill stands and reheat furnaces.

     The Rod and Wire Products Division produces rods for use in drawing to various wire gauges to produce nails, fence and a wide range of other fabricated wire products for shipments to hardware jobbers, agricultural cooperatives and the construction industry. In addition, rods are sold to other wire manufacturers. Recent capital improvements have included construction of a high-speed reinforcing mesh facility in Hickman, Kentucky and an upgraded powder coating process for lawn and garden products.

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

     In recent years, 40% - 50% of the Company's steel rod production has been utilized in the manufacture of the Company's rod and wire products, while the remaining rod production is sold to other manufacturers of wire products. The Company sells its rod and wire products largely to hardware jobbers, agricultural cooperatives, hardware and other retailers serving the do-it-yourself market and the construction industry in the upper Midwest region of the United States. Manufacturers' wire is sold directly to manufacturers of a variety of products, such as fan guards, automotive door rods, shopping carts and dishwasher baskets.

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

     The long term demand for ferrous scrap and its importance to the domestic steel industry can be expected to increase as steelmakers continue to expand scrap-based electric furnace capacity. For the foreseeable future, however, the Company believes that supplies of scrap grades used in its operations will continue to be available in sufficient quantities.

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

COMPETITION

     The Company competes with a number of domestic minimills and steel imports. The Company does not compete against any integrated steel producers, nor does it participate in the flat rolled steel market. In the Company's medium and heavy structural product range, the Company believes its principal competitors are Nucor-Yamato Steel Company and Chaparral Steel Company. During 1997, the last domestic integrated steel producer to participate in the beam market, Bethlehem Steel Corp., closed its structural operations, and in July, the Company closed its structural plant in Houston, Texas. In the light structural shape market, a number of domestic minimills compete with the Company, including Bayou Steel Corp., Birmingham Steel, Chaparral Steel, North Star Steel Co. and Nucor Corporation. With the recent strength of the U. S. dollar and a relatively strong U. S. economy compared to other countries, foreign exports of steel into the United States increased in the latter half of 1996 and into early 1997. Import levels have stabilized as foreign economies have improved and steel pricing in the U. S. moved somewhat lower. However, foreign competition could increase as a result of changes in currency exchange rates, pricing and foreign country economic conditions.

     As described above, two companies removed production capacity from the wide flange beam market during 1997. Also during 1997, competitors of the Company announced plans to build new structural steel mills which may add up to as much as 2.3 million tons of capacity by the year 2000 across a broad range of structural products, many of which are currently produced by the Company. In conjunction with the closing of its Houston plant, the Company announced initiatives that will likely result in upgrading and modernizing of its rolling mills in Sterling, Illinois.

     The market for rod and wire products in which the Company competes is generally confined to the Midwest region of the United States in which the Sterling Operations are located. This confinement results from the relatively high freight costs as compared to product values. The Company's competitors in the rod market include G.S.T., CF&I Steel L.P., Keystone Steel & Wire Co. ("Keystone") and North Star Steel Co. The Company's competitors in the wire market include Bekaert Corp., Keystone, Insteel Industries, Inc., and Oklahoma Steel Corp.

BACKLOG

     As of September 30, 1997, order backlog, all of which is expected to be filled in fiscal 1998, totaled approximately $99 million compared with approximately $63 million as of September 30, 1996. The change in order backlog is primarily in the Company's structural products and rod. The Company believes that the increase in order backlog reflects stronger market conditions for structural products and supply disruptions experienced by other rod producers.

SALES BY DIVISION

     During the fiscal years ended July 31, 1997, 1996 and 1995 no single customer accounted for more than 10% of total dollar net sales. Sales to the Company's ten largest customers accounted for approximately 22% of total net sales in fiscal 1997. Total foreign sales accounted for approximately 1% of total fiscal 1997 net sales.

     For the fiscal years indicated below, the approximate percentage of net sales contributed by each class of similar products is as follows:

                                                           1997    1996    1995
                                                           ----    ----    ----
Steel Division
  Structural.............................................   51.2%   59.3%   52.5%
  Merchant bar...........................................    9.1     8.2    11.8
  Semi-finished..........................................    7.8     5.0     3.7
                                                           -----   -----   -----
                                                            68.1    72.5    68.0
                                                           -----   -----   -----
Rod and Wire Products Division
  Wire Products..........................................   18.3    17.7    20.0
  Rod....................................................   13.6     9.8    12.0
                                                           -----   -----   -----
                                                            31.9    27.5    32.0
                                                           -----   -----   -----
  Total..................................................  100.0%  100.0%  100.0%
                                                           =====   =====   =====

EMPLOYEES

     As of July 31, 1997, there were approximately 2,100 active employees of the Company, approximately 1,800 of which are members of four collective bargaining units. The majority are members affiliated with the United Steelworkers of America ("USWA"), and the remainder represented by one local union affiliated with the United Plant Guard Workers of America and one local union affiliated with the International Brotherhood of Teamsters. The Company is party to collective bargaining agreements with the USWA with respect to employees in Sterling and Rock Falls, Illinois, which agreements expire on August 1, 2000. Certain employees at the Hickman, Kentucky facility are also represented by the USWA. The two remaining bargaining units are party to collective bargaining agreements with the Company, of which the United Plant Guard expires in fiscal 2000 and the Teamsters expires in fiscal 2001.

     Through the ESOP and defined contribution savings plans, employees of the Company currently own approximately 16% of the outstanding Common Stock. The Company is in the process of terminating the

ESOP, effective March 31, 1997. Application to do so was filed with the Internal Revenue Service on August 4, 1997 and is pending.

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

     The Company has been cited by the United States Environmental Protection Agency (USEPA) for alleged violations of clean air standards and other requirements at it Sterling furnace operations. As part of its ongoing environmental compliance program, the Company spent approximately $1.2 million in fiscal 1997 on capital expenditures to upgrade the particulate emission collection system in the furnace area. The Company has been studying additional alternatives to improve emission control and address issues raised by the USEPA. On October 22, 1997, the Company was notified by the U.S. Department of Justice ("DOJ") that it intended to file suit against the Company for alleged violations of the CAA. The Company has been offered the opportunity to settle this claim if it agrees to a consent decree including an agreement to achieve and maintain compliance with the CAA and the imposition of a civil penalty of $2.5 million. The Company plans to pursue this settlement offer but, because the notice was received just before the filing of this Annual Report on Form 10-K, the Company has not yet entered into settlement negotiations with the DOJ. As a result, the Company cannot reasonably estimate the cost of compliance or extent of civil penalties, but such costs could be material depending on the extent and timing of the remediation necessary to achieve and maintain compliance with the CAA. Prior to receipt of this notice, the Company anticipated capital expenditures of approximately $3.0 million to upgrade particulate air pollution control systems and a waste water treatment system.

     The Resource Conservation and Recovery Act ("RCRA") regulates the disposal of emission control sludge/dust from electric arc furnaces ("K061"), a waste stream generated in significant quantities at the Sterling Operations. The Company is complying with RCRA with respect to K061 by using a third party to chemically stabilize this waste before its disposal. Fiscal 1997 expenses in connection with such services were approximately $5.0 million. This chemical stabilization process allows the Company to use the fully permitted hazardous waste landfill at the Sterling Operations for disposal of the stabilized K061.

     In 1994, the Company received a modification to its Part B RCRA permit from the Illinois EPA to allow an expansion to its hazardous waste landfill. The Company currently estimates a cost of $3.7 million to close its hazardous waste disposal site in 2008, of which $1.9 million has been accrued to date. The Company also operates an on-site non-hazardous waste landfill which it expects to operate for several years.

     The Company has occasionally exceeded the limits of its wastewater discharge permit at its Sterling Operations. The Company believes that modified operating procedures and certain equipment upgrades have eliminated the waste water discharge concerns of the State of Illinois and the EPA.

     In November 1996, the USEPA issued a notice of a multi-media (air, water and land) compliance review of all electric arc furnace steel mills in a six state area, including Illinois. The USEPA conducted an inspection at the Company's Sterling operations in July 1997. In October 1997, the Company received a request for further information from the USEPA based on the July 1997 inspection. The request related to hazardous waste generation and management, particularly information regarding the Company's K061 pelletizer unit. The Company took the pelletizer out of service in September 1997.

     The Company has been identified by the Illinois Environmental Protection Agency (IEPA) as one of the potentially responsible parties for costs associated with a third party owned disposal site. The IEPA is likely to seek compensation from the Company as an alleged waste generator for recovery of past costs and future remediation of the waste site. Under Illinois law, the Company's share of liability can be limited to its proportionate share based upon causation of the total cost of the site. Based on data available, the Company believes its share will be a smaller fraction of the total site clean up costs, however no reasonable estimation of total cost for remediation can be made at this time.

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

     Located in Plant 2 are liquid metal producing facilities, with more than 1,600,000 tons annual capacity, consisting of two 400-ton electric furnaces. Also located at Plant 2 is a six-strand bloom continuous caster and an eight-strand billet continuous caster, as well as the 12" rod mill. The continuous casters have a combined capacity of approximately 1,500,000 tons and the rod mill has a 440,000 ton capacity. Within this plant is the jumbo beam caster which provided beam blanks to the Houston structural mill and was taken out of regular service as a result of the closure of the Houston plant. At present, this plant comprises 961,318 square feet of floor space.

     Plant 3 consists of a 24" structural mill, with a total annual capacity of 400,000 tons. The plant comprises approximately 900,000 square feet of floor space.

     Manufacturing facilities for the production of welded wire products are located at the Rock Falls Plant 4, which consists of 397,880 square feet.

     The 14" merchant bar and light structural mill, comprising 434,740 square feet and having an annual capacity of 400,000 tons, is located at Plant 5.

     The Kentucky Facility consists of a manufacturing facility for the production of concrete reinforcing mesh. The facility comprises approximately 192,000 square feet of floor space and has an annual capacity of 69,000 net tons.

     Plant 6 consists of 48,304 square feet of floor space and is currently idle.

     The Company's idled Houston facility, which is available for sale, consists of a wide flange structural mill and comprises approximately 860,000 square feet of floor space on approximately 180 acres of land. The property has access to the Houston ship channel.

     All buildings are owned by the Company and are of steel, brick or concrete construction. The Company believes that its plants and equipment are in satisfactory operating condition.

     Pursuant to the Company's existing credit facility, the Company has granted mortgages on all of the Company's real estate and security interests in its other assets, including equipment and fixtures.

ITEM 3. LEGAL PROCEEDINGS

     Information on legal proceedings is contained on page 28 in the Note to Consolidated Financial Statements entitled "Commitments and Contingent Liabilities" included in this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     At September 30, 1997, 24,483,280 shares of Common Stock were issued and outstanding and held by approximately 1,250 registered holders.

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

     The Company's Common Stock is traded on the NASDAQ stock market under the ticker symbol NWSW. The range of Common Stock sales prices for each of the quarters during the past two fiscal years (as reported by NASDAQ) are set forth under the caption "Quarterly Financial Data" on page 30 included in this Annual Report on Form 10-K in the rows captioned "Stock Price Range".

ITEM 6. SELECTED FINANCIAL DATA

                                                               FISCAL YEARS ENDED JULY 31,
                                            -----------------------------------------------------------------
                                              1997           1996          1995          1994          1993
                                              ----           ----          ----          ----          ----
                                                     (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales................................   $640,980       $661,069      $638,420      $603,609      $539,210
Cost of goods sold (excluding
  depreciation)..........................    587,245        588,774       563,325       540,701       484,122
Selling and administrative expenses......     13,546         11,920        11,334        10,882        11,608
Non-recurring item.......................     92,943 (1)         --            --            --            --
Operating (loss) profit..................    (78,581)(1)     35,587        40,718        29,821        21,554
Interest expense.........................     20,031         18,583        19,674        19,221        23,200
Income (loss) before income taxes,
  extraordinary item and cumulative
  effect of accounting change............    (98,420)        17,167        21,178        10,730        (1,522)
Net income (loss)........................   $(63,120)(1)   $ 20,670(2)   $ 26,978(3)   $ 10,010      $(47,695)(5)
Income (loss) per share before
  extraordinary item and cumulative
  effect of accounting change............   $  (2.54)      $   0.83      $   1.07      $   0.40      $  (0.08)
Net income (loss) per common share.......      (2.54)(1)       0.83(2)       1.07(3)       0.40         (2.62)(5)
OTHER DATA:
Capital expenditures.....................   $ 17,435       $ 36,269      $ 35,573      $ 22,930      $ 12,271
EBITDA(4)................................   $(52,754)(1)   $ 60,375      $ 64,883      $ 53,148      $ 44,603
Total Tons Shipped (000's)...............      1,686          1,668         1,662         1,632         1,577
Active employees.........................      2,100          2,339         2,380         2,517         2,500

                                                                       AT JULY 31,
                                            -----------------------------------------------------------------
                                              1997           1996          1995          1994          1993
                                              ----           ----          ----          ----          ----
BALANCE SHEET DATA:
Current assets...........................   $184,210       $190,279      $186,045      $168,999      $144,247
Plant and equipment -- net...............    158,004        241,189       229,708       217,178       216,515
Other assets.............................     41,066         11,050         5,655         7,999        10,896
                                            --------       --------      --------      --------      --------
Total assets.............................   $383,280       $442,518      $421,408      $394,176      $371,658
                                            ========       ========      ========      ========      ========
Current liabilities......................   $ 86,507       $105,742      $ 96,641      $ 90,082      $ 80,889
Long term debt...........................    163,450        153,646       162,110       166,942       164,234
Other long term liabilities..............     82,852         77,114        75,042        79,246        64,043
Deferred income taxes....................         --             --         4,744         7,402         7,602
Shareholders' equity.....................     50,471        106,016        82,871        50,504        54,890
                                            --------       --------      --------      --------      --------
  Total liabilities and shareholders'
    equity...............................   $383,280       $442,518      $421,408      $394,176      $371,658
                                            ========       ========      ========      ========      ========
Working capital..........................   $ 97,703       $ 84,537      $ 89,404      $ 78,917      $ 63,358
                                            ========       ========      ========      ========      ========

NOTES FOR SUMMARY OF SELECTED FINANCIAL DATA

(1) Reflects a pre-tax charge of $92.9 million ($59.9 million after-tax, or $2.40 per share) related to the closure of the Houston structural mill.

(2) Net income included a $10.4 million or $.42 per share tax benefit due to recognition of certain deferred tax assets which are now more likely than not to be realized.

(3) Net income included a $10.6 million or $.42 per share tax benefit due to recognition of certain deferred tax assets which are now more likely than not to be realized.

(4) EBITDA is defined as operating profit plus depreciation and amortization. The Company believes EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent net income or cash flow from operations as determined by generally accepted accounting principles, and is not necessarily an indication of whether cash flow will be sufficient to fund cash requirements.

(5) Net income included extraordinary loss of $6.4 million or $.35 per share related to early extinguishment of debt and cumulative effect of accounting change of $39.8 million or $2.19 per share related to adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

     Net sales for fiscal 1997 were $641.0 million, a decrease of $20.1 million or 3% from fiscal 1996. Revenues decreased in fiscal 1997 as a result of greatly reduced order levels going into fiscal 1997 which were directly related to the uncertainties surrounding labor negotiations. Volumes in medium and heavy structural products were off approximately 20% compared to the prior year which occurred primarily during the first half of 1997. Pricing for medium and heavy structural products decreased almost 2% which also impacted fiscal 1997 net sales. The Company has seen a recent strengthening in orders for structural products during the latter half of fiscal 1997 and anticipates continued improvement during fiscal 1998. The Company saw strong performance during 1997 for its rod products as both volume and revenue increased over 34% compared to the prior year. This improvement in rods was the result of disruptions in supply due to difficulties experienced by certain competitors. These disruptions are anticipated to continue impacting supply levels through the first half of fiscal 1998. Shipments for the Company's small structural products increased approximately 9% in 1997, however, pricing in this product range was lower which resulted in a 6% increase in sales revenue. Semi-finished steel sales were higher in 1997 compared to the prior year period, however, selling prices and margins are lower in this product group than the Company's value-added finished products.

     Net sales for fiscal 1996 increased by $22.6 million or 4% from fiscal 1995. The 4% increase in fiscal 1996 net sales resulted from continuing strength in non-residential construction markets and low levels of imported structural steel products. Volume and prices for products in the wire, rod and small structural markets declined in 1996 due to reduced demand.

     Volumes shipped and revenues will be lower in fiscal 1998 compared to 1997 due to the closure of the Houston structural mill. In 1997, Houston impacted revenues by $134.5 million on almost 347,000 net tons.

COST OF GOODS SOLD

     Cost of goods sold (excluding depreciation) as a percentage of net sales increased from 89% in fiscal 1996 to almost 92% in fiscal 1997. The increase resulted primarily from higher costs associated with decreased production levels for medium and large structural products, lower pricing levels for all structural products and higher operating costs during the first half of fiscal 1997. The Company's principal raw material, steel scrap, decreased slightly in 1997. During the fourth quarter of 1997, the cost of goods sold percentage improved compared to the same quarter in the prior year. The combination of higher volume, improved pricing in some of the Company's product lines, especially rod products, and lower costs for steel scrap, contributed to this improvement in the fourth quarter.

     Cost of goods sold (excluding depreciation) as a percentage of net sales increased from 88% experienced in fiscal 1995 to 89% for 1996 despite an overall increase in selling prices. Increases in steel scrap, as well as higher other non-scrap related material costs negatively impacted the cost of goods sold percentage, however these cost increases were partially offset through improved operating rates, increased selling prices and changes in product mix. Lower orders and shipments of large structural products occurred during the fourth quarter of 1996 due to uncertainty of production and shipping schedules related to labor negotiations.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses were $13.5 million in fiscal 1997 compared to $11.9 million in the prior year. The increase resulted primarily from the settlement of employment obligations with the former chief executive officer of the Company, as well as higher professional fees.

     Selling and administrative expenses increased from $11.3 million in fiscal 1995 to $11.9 million in fiscal 1996. The increase resulted primarily from an increase in professional fees as well as settlement of non-income related tax matters.

NON-RECURRING ITEM

     During the fourth quarter of fiscal 1997, the Company closed its unprofitable Houston structural mill. As a result, the Company recorded a one-time, non-recurring pre-tax charge of $92.9 million. The charge was primarily non-cash and includes the writedown to estimated fair market value of the facility and equipment related to the Houston operations, closure costs and employee termination expenses. The proceeds from the liquidation of the Houston related working capital is expected to exceed the estimated closure costs.

OPERATING PROFIT

     Operating profit excluding the one-time, non-recurring charge of $92.9 million, was $14.4 million, a decrease of $21.2 million in fiscal 1997 compared to fiscal 1996. The decrease in operating profit was due primarily to the impact of labor negotiations and a potential work stoppage at the beginning of fiscal 1997, as well as from losses in the Company's wire products operations. Shipment volumes for medium and large structural products were down significantly due to greatly reduced order levels during the first half of the fiscal year. Orders for large structurals, the least profitable structural products, did not recover which contributed to the decision to close the Houston operations. Excluding the one-time charge for the Houston closure, profitability in the fourth quarter of 1997 exceeded the performance of the prior year period.

     Operating profit decreased almost 13% in fiscal 1996 compared to fiscal 1995 due primarily to the impact of labor negotiations and a potential work stoppage. Through the first three quarters of fiscal 1996, operating profit was virtually unchanged from the same period in the prior year.

INTEREST EXPENSE

     Interest expense was $20.0 million for 1997, a $1.4 million increase compared to the prior year. The increase in interest expense is primarily due to increased borrowings resulting from higher inventory levels and reduced cash flow from operations.

     Interest expense was $18.6 million for 1996 which represents a $1.1 million decrease compared to the prior year. The decrease in interest expense in 1996 was primarily due to the effect of capitalizing interest on major capital projects.

INCOME TAXES

     Due to the loss before income taxes of $98.4 million in fiscal 1997, the Company recognized a benefit for income taxes of $35.3 million. The fiscal 1996 provision for income taxes include $10.4 million in tax benefits associated with the recognition of certain deferred tax assets which are now more likely than not to be realized. Excluding these benefits, the current portion of the tax provisions for fiscal 1996 was $4.0 million. The effective tax rate in fiscal 1998 is expected to approximate 39%.

NET (LOSS) INCOME

     Net loss of $63.1 million or $2.54 per share in fiscal 1997 compares to net income of $20.7 million or $.83 per share in the prior year.

     Net income of $20.7 million or $.83 per share in fiscal 1996 compares to net income of $27.0 million or $1.07 per share in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated cash from operations of $5.5 million in 1997 compared to $35.5 million in 1996. The decrease is attributable to incurring an operating loss in 1997, the Houston structural mill closure impact and a net increase in working capital (primarily reduced accounts payable). The working capital ratio was approximately 2.1 to 1 and 1.8 to 1 at July 31, 1997 and 1996, respectively.

     Net cash used in investing activities amounted to $17.4 million in 1997 compared to $36.3 million in 1996. The Company decreased spending on capital programs in fiscal 1997 in response to the lower level of profitability.

     Net cash provided by financing activities was $10.4 million in 1997 compared to net repayments of debt in 1996 of $8.0 million.

     The Company believes its liquidity will improve in 1998, as operations are expected to return to profitability and working capital associated with the fiscal 1997 fourth quarter Houston closure is liquidated. In addition, the Company will recover approximately $8.2 million in previously paid income taxes through utilization of tax loss carrybacks, while tax loss carryforwards will largely shield earnings from cash taxes in 1998. The Company also expects to recover approximately $4.0 million during 1998 related to property taxes paid in previous years, which had been in dispute. In 1999, it is expected that one of the Company's pension plans will require additional funding of between $9 million and $12 million to meet the minimum funding standards of the Pension Benefit Guaranty Corporation.

     As discussed at Item 1 Business -- Competition, the Company has undertaken studies to upgrade and modernize its rolling mills in Illinois, in response to announced competitor capacity increases in structural steel products expected to be operational by 2000. While no decisions have yet been made as to product initiatives and operational changes, the Company's capital commitments could be in the range of $40-$60 million through fiscal 1999, once the studies are finalized. Internally generated funds and the current bank facility are expected to fund the capital expenditure program.

     The Company incurred a one-time, non-recurring pre-tax charge of $92.9 million in connection with the closing of its Houston structural mill. The charge was primarily non-cash, with the proceeds from liquidation of working capital expected to exceed closure costs by $15-$20 million. In addition, the Company will avoid approximately $5 million in annual maintenance capital expenditures at Houston.

     At July 31, 1997, the Company had net utilization of $26 million under its revolving credit facility, compared to $5 million at July 31, 1996. In fiscal 1998, additional letters of credit of approximately $6 million may be issued under the Revolving Credit Agreement to meet landfill closure and worker compensation self-insurance obligations. Effective July 31, 1997, the Company amended its revolving credit facility to reduce the size of the facility to $80 million from $100 million and to exclude the Houston closure impact from the various covenant calculations. The Company was in compliance with its various bank covenants, as amended, as of July 31, 1997. The amended facility is expected to provide sufficient liquidity to meet the operating and capital expenditure needs of the business for fiscal 1998.

     On a longer term basis, the Company has significant future debt service obligations. The Company's ability to satisfy these obligations and to secure adequate capital resources in the future are dependent on its ability to generate adequate cash flow. This will be dependent on the Company's overall operating performance and be subject to general business, financial, competitive and other factors affecting the Company and the domestic steel industry, certain of which are beyond the control of the Company. Additionally, the Company has recorded significant deferred income tax benefits for which the realizability depends upon the Company's ability to generate future taxable income.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128) becomes effective in fiscal year 1998. The Company has calculated earnings per share using both the basic and diluted methods, which amounts will not differ materially from earnings per share as currently reported.

ENVIRONMENTAL MATTERS

     The Company is subject to various federal, state and local laws and regulations. See "Commitments and Contingencies" Note to Consolidated Financial Statements and "Environmental Compliance" in Item 1 of this Form 10-K.

FORWARD LOOKING STATEMENTS

     Except for historical information, matters discussed in this document contain forward looking information as defined by the Private Securities Litigation Reform Law and describe the Company's belief concerning future business conditions and outlook based on currently available information. The Company has identified these "forward looking" statements by words such as "will likely", "anticipated to", "expected to" and "could be" and similar expressions. Risks and uncertainties which could cause actual results or performance to differ materially from those expressed in these statements include the following: volumes of production and product shipments; changes in product mix and pricing; costs of scrap steel and other raw material inputs; changes in domestic manufacturing capacity; the level of non-residential construction and overall economic growth in the United States; changes in legislative or regulatory requirements; and the level of imported products in the Company's markets. The Company assumes no obligation to update the information contained herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Consolidated Balance Sheets as of July 31, 1997 and 1996....   17
Consolidated Statements of Operations for the years ended
  July 31, 1997, 1996 and 1995..............................   18
Consolidated Statements of Shareholders' Equity for the
  years ended July 31, 1997, 1996 and 1995..................   19
Consolidated Statements of Cash Flows for the years ended
  July 31, 1997, 1996 and 1995..............................   20
Notes to Financial Statements...............................   21
Report of Independent Accountants...........................   31
Consolidated financial statement schedules for the years
  ended July 31, 1997, 1996 and 1995:
II -- Valuation and qualifying accounts.....................   33

                      NORTHWESTERN STEEL AND WIRE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                   AS OF JULY 31,
                                                                --------------------
                                                                  1997        1996
                                                                  ----        ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  4,078    $  5,558
  Receivables, less allowances of $1,375 and $825,
     respectively...........................................      67,228      68,004
  Inventories...............................................      86,708      98,401
  Income tax receivable.....................................       8,158          --
  Deferred income taxes.....................................      13,442      11,517
  Other assets..............................................       4,596       6,799
                                                                --------    --------
     Total current assets...................................     184,210     190,279
PLANT AND EQUIPMENT, at cost, less accumulated depreciation
  of $148,659 and $166,206, respectively....................     158,004     241,189
DEFERRED INCOME TAXES.......................................      31,886       6,616
DEFERRED FINANCING COSTS....................................       3,212       4,434
OTHER ASSETS................................................       5,968          --
                                                                --------    --------
     Total assets...........................................    $383,280    $442,518
                                                                ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $ 43,405    $ 75,470
  Accrued expenses..........................................      35,084      22,768
  Current portion of long term debt.........................       8,018       7,504
                                                                --------    --------
     Total current liabilities..............................      86,507     105,742
LONG TERM DEBT..............................................     163,450     153,646
OTHER LONG TERM LIABILITIES.................................      82,852      77,114
                                                                --------    --------
                                                                 332,809     336,502
                                                                ========    ========
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, par value $1 per share:
  -- Authorized -- 1,000,000 shares
  -- Issued -- none.........................................          --          --
  Common stock, par value $.01 per share:
  -- Authorized -- 75,000,000 shares
  -- Issued -- 24,903,424 and 24,858,842 shares,
     respectively...........................................     123,966     123,786
Retained (deficit) earnings.................................     (68,171)     (5,051)
Minimum pension liability...................................          --      (7,395)
Treasury shares, at cost; 420,144 shares of common stock....      (5,324)     (5,324)
                                                                --------    --------
     Total shareholders' equity.............................      50,471     106,016
                                                                --------    --------
     Total liabilities and shareholders' equity.............    $383,280    $442,518
                                                                ========    ========

   The accompanying notes are an integral part of the consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA )

                                                                   YEARS ENDED JULY 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                                ----       ----       ----
Net sales...................................................  $640,980   $661,069   $638,420
Cost and operating expenses:
  Cost of goods sold (excluding depreciation)...............   587,245    588,774    563,325
  Depreciation..............................................    25,827     24,788     23,043
  Selling and administrative................................    13,546     11,920     11,334
  Non-recurring item........................................    92,943         --         --
                                                              --------   --------   --------
     Total cost and operating expenses......................   719,561    625,482    597,702
                                                              --------   --------   --------
Operating (loss) profit.....................................   (78,581)    35,587     40,718
                                                              --------   --------   --------
Other income and expenses:
  Interest expense..........................................    20,031     18,583     19,674
  Interest and other income.................................      (192)      (163)      (134)
                                                              --------   --------   --------
     Total other income and expenses........................    19,839     18,420     19,540
                                                              --------   --------   --------
(Loss) income before income taxes...........................   (98,420)    17,167     21,178
(Benefit) for income taxes..................................   (35,300)    (3,503)    (5,800)
                                                              --------   --------   --------
Net (loss) income...........................................  $(63,120)  $ 20,670   $ 26,978
                                                              ========   ========   ========
Net (loss) income per share.................................  $  (2.54)  $   0.83   $   1.07
                                                              ========   ========   ========
Net tons shipped............................................     1,686      1,668      1,662
                                                              ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                     COMMON STOCK
                                    $.01 PAR VALUE        RETAINED                  TREASURY SHARES          TOTAL
                                ----------------------    (DEFICIT)                ------------------    SHAREHOLDERS'
                                  SHARES       AMOUNT     EARNINGS      OTHER      SHARES     AMOUNT        EQUITY
                                  ------       ------     ---------     -----      ------     ------     -------------
Balance at July 31, 1994......  24,715,022    $123,098     $(52,699)   $(14,572)   420,014    $(5,323)     $ 50,504
Net income....................                               26,978                                          26,978
Treasury shares...............                                                         130         (1)           (1)
Options exercised.............      94,820         361                                                          361
Contributed capital...........                     150                                                          150
Change in minimum pension
  liability...................                                            4,879                               4,879
                                ----------    --------     --------    --------    -------    -------      --------
Balance at July 31, 1995......  24,809,842     123,609      (25,721)     (9,693)   420,144     (5,324)       82,871
Net income....................                               20,670                                          20,670
Options exercised.............      49,000         177                                                          177
Change in minimum pension
  liability...................                                            2,298                               2,298
                                ----------    --------     --------    --------    -------    -------      --------
Balance at July 31, 1996......  24,858,842     123,786       (5,051)     (7,395)   420,144     (5,324)      106,016
Net loss......................                              (63,120)                                        (63,120)
Options exercised.............      44,582         180                                                          180
Change in minimum pension
  liability...................                                            7,395                               7,395
                                ----------    --------     --------    --------    -------    -------      --------
Balance at July 31, 1997......  24,903,424    $123,966     $(68,171)   $     --    420,144    $(5,324)     $ 50,471
                                ==========    ========     ========    ========    =======    =======      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      NORTHWESTERN STEEL AND WIRE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED JULY 31,
                                                             ---------------------------------
                                                               1997        1996        1995
                                                               ----        ----        ----
Cash Flow From Operations:
  Net (loss) income........................................  $ (63,120)  $  20,670   $  26,978
  Depreciation.............................................     25,827      24,788      23,043
  Non-recurring item.......................................     92,943          --          --
  Loss on sale of plant and equipment......................         96          --          --
  Amortization of deferred financing costs and debt
     discount..............................................      1,321       2,029       2,191
  Amortization of organizational and pre-operating costs...         --          --       1,122
  Deferred income tax benefit..............................    (27,195)     (7,533)    (10,600)
  Decrease (increase) in receivables.......................        776      (9,126)     (1,602)
  Decrease (increase) in inventories.......................      7,594      (7,824)     (5,895)
  Increase in income tax receivable........................     (8,158)         --          --
  Decrease (increase) in other current assets..............        746         172        (149)
  (Decrease) increase in accounts payable and accrued
     expenses..............................................    (32,475)      7,987         258
  Increase in other long term liabilities..................      7,165       4,370         676
                                                             ---------   ---------   ---------
Net cash provided by operations............................      5,520      35,533      36,022
                                                             ---------   ---------   ---------
Cash Flows From Investing Activities:
  Capital expenditures.....................................    (17,435)    (36,269)    (35,573)
  Proceeds from sale of plant and equipment................         36          --          --
                                                             ---------   ---------   ---------
Net cash used in investing activities......................    (17,399)    (36,269)    (35,573)
                                                             ---------   ---------   ---------
Cash Flows From Financing Activities:
  Payments of long term debt...............................   (380,581)   (252,658)   (165,246)
  Proceeds from issuance of long term debt.................    390,800     244,500     165,745
  Exercise of stock options................................        180         177         510
                                                             ---------   ---------   ---------
Net cash provided by (used in) financing activities........     10,399      (7,981)      1,009
                                                             ---------   ---------   ---------
  (Decrease) increase in cash and cash equivalents.........     (1,480)     (8,717)      1,458
Cash and Cash Equivalents:
  Beginning of period......................................      5,558      14,275      12,817
                                                             ---------   ---------   ---------
  End of period............................................  $   4,078   $   5,558   $  14,275
                                                             =========   =========   =========
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
  Interest.................................................  $  18,359   $  17,591   $  17,716
  Income taxes paid........................................        120       5,301       6,184

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

PLANT AND EQUIPMENT

     Plant and equipment is carried at cost and depreciated when placed in service based on methods and rates designed to amortize the cost over the estimated useful lives (generally 40 years for buildings, 12 and 18 years for mill machinery and 3 to 20 years for all other equipment). Plant and equipment to be disposed is carried at estimated fair market value. Depreciation is computed principally on the straight line method for financial reporting purposes while accelerated methods and straight line methods are used for income tax purposes. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is reflected in income.

DEFERRED FINANCING COSTS

     The Company defers direct costs of debt financing and amortizes such costs over the life of the loan arrangement to interest expense.

REVENUE RECOGNITION

     The Company recognizes sales revenue as shipments are made.

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

STOCK-BASED COMPENSATION

     Effective August 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). As provided by SFAS 123, the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure provisions required by SFAS 123 (see "Stock Option Plans" Note to Consolidated Financial Statements).

LONG-LIVED ASSETS

     Effective August 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. The adoption did not have a material effect on the Company's financial position or results of operation.

EMPLOYEE BENEFIT PLANS

     New labor agreements effective August 1, 1996, covering the majority of the Company's hourly employees, improved retirement benefits and lowered retirees' postretirement healthcare costs. The improved pension benefits resulted in an increase in unrecognized prior service cost. Annual pension expense did not change significantly due to reductions in benefit levels in the hourly defined contribution plan.

     The Company's Employee Stock Ownership Plan (the "ESOP") owns approximately 14% of the Company's common stock. The Board of Directors and ESOP participants approved termination of the ESOP, subject to a favorable determination by the Internal Revenue Service (the "IRS"). The request for such determination has been filed with the IRS. If favorable determination is received, the shares will be distributed to participants.

PENSION PLANS

     The Company's noncontributory defined benefit plans cover the majority of employees and provide pension benefits that are generally based on years of credited service and employee compensation during the years preceding retirement. Plan assets include primarily equity and fixed income securities.

     The Company also sponsors defined contribution savings plans that cover the majority of employees. For salaried employees, the Company contributes up to 5% of eligible compensation.

     A non-cash increase to shareholders' equity of $7,395 and $2,298 during fiscal 1997 and 1996, respectively, resulted primarily from pension plan asset changes due to investment experience and pension payouts. At July 31, 1997, the Company recorded a minimum pension liability of $5,698 and a corresponding intangible pension asset.

     Actuarial present value of benefit obligations:

                                                               1997                        1996
                                                      ----------------------      ----------------------
                                                       HOURLY       SALARIED       HOURLY       SALARIED
                                                        PLAN          PLAN          PLAN          PLAN
                                                       ------       --------       ------       --------
Vested benefit obligation.........................    $189,455      $53,583       $157,029      $51,249
                                                      ========      =======       ========      =======
Accumulated benefit obligation....................    $204,850      $56,142       $167,436      $53,593
                                                      ========      =======       ========      =======
Projected benefit obligation......................    $209,160      $60,956       $177,267      $58,462
Plan assets at fair value.........................     199,449       70,739        160,365       57,021
                                                      --------      -------       --------      -------
Plan assets greater than (less than) projected
  benefit obligation..............................      (9,711)       9,783        (16,902)      (1,441)
Unrecognized net (gain) or loss...................      (6,414)      (3,584)        17,226        7,140
Unrecognized prior service cost...................      16,422           66                          74
Adjustment required to recognize minimum
  liability.......................................          --           --         (7,395)          --
                                                      --------      -------       --------      -------
Net pension (liability) asset.....................    $    297      $ 6,265       $ (7,071)     $ 5,773
                                                      ========      =======       ========      =======

     A summary of the components of net periodic expense for the defined benefit and contribution plans for the three years ended July 31, 1997 follows:

                                                               1997           1996           1995
                                                               ----           ----           ----
Defined benefit plans:
  Service cost of current period.........................    $  4,331       $  3,774       $  3,569
  Interest cost on projected benefit obligation..........      19,661         17,928         17,944
  Actual return on plan assets...........................     (67,053)       (18,915)       (12,633)
  Net amortization and deferral..........................      49,780            673         (2,683)
                                                             --------       --------       --------
  Net pension expense....................................       6,719          3,460          6,197
Defined contribution plans...............................         985          3,828          3,684
                                                             --------       --------       --------
Total expense............................................    $  7,704       $  7,288       $  9,881
                                                             ========       ========       ========
Assumptions:
  Discount rate..........................................        7.70%          7.91%          7.91%
  Rate of future compensation increase...................        3.50%          3.50%          3.50%
  Long term return on assets.............................        9.00%          9.00%          9.00%

POSTRETIREMENT HEALTHCARE AND LIFE INSURANCE BENEFITS

     The postretirement benefit expense includes the following components:

                                                                 1997         1996         1995
                                                                 ----         ----         ----
Service cost................................................    $1,024       $  912       $1,074
Interest cost on accumulated benefit obligation.............     6,201        5,370        5,329
Net amortization and deferral...............................       435         (291)        (348)
                                                                ------       ------       ------
                                                                $7,660       $5,991       $6,055
                                                                ======       ======       ======

     The Company continues to fund benefit costs on a cash basis, with retirees paying a portion of the costs. The amounts paid for such benefits were $6.5 million, $4.4 million and $5.4 million for the fiscal years ended July 31, 1997, 1996 and 1995, respectively. The status of the Company's postretirement benefit obligation at July 31, 1997 and 1996 was:

                                                                  1997          1996
                                                                  ----          ----
Retirees and surviving spouses..............................    $ 52,357       $45,224
Fully eligible active plan participants.....................      11,516        10,650
Other active employees......................................      20,668        17,453
                                                                --------       -------
                                                                  84,541        73,327
Unrecognized amounts........................................     (15,475)       (5,435)
                                                                --------       -------
Post-retirement benefit obligation..........................    $ 69,066       $67,892
                                                                ========       =======

     The actuarial assumptions used to determine 1997 and 1996 costs and benefit obligations include a discount rate of 7.7% and 7.91%, respectively. The assumed health care cost trend rate used in 1997 and 1996 was 7.3% for pre-65 retirees and 6.7% for post-65 retirees declining to an ultimate rate of 4.6% over a 10-year period for both populations.

     If the health care cost trend rate assumptions were increased by 1% each year, the accumulated postretirement benefit obligation as of July 31, 1997, would be increased by $11,725 and the net periodic postretirement benefit cost for the year then ended would be increased by $1,026.

INCOME TAXES

     As of July 31, 1997, the Company has approximately $62,594 of net operating loss carryforwards. As a result of an "ownership change" in fiscal 1993, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, $21,190 of the loss carryforwards are subject to an annual limitation of approximately $2,000 and will expire in 2006 and 2007. The remaining $41,404 will expire in 2012. The Company also has alternative minimum tax credit carryforwards of approximately $1,486.

     Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax effects will be realized in future years. Deferred tax benefits of approximately $10,400 and $10,600 were recorded in fiscal years 1996 and 1995, respectively, as a result of a reduction in the recorded valuation allowance. The basis for the reduction was the determination that the future profitability of the Company will more likely than not allow realization of certain deferred tax assets. Although realization is not assured, management continues to believe that it is more likely than not that all of the deferred tax asset will be realized.

     The types of temporary differences resulting from the difference between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liabilities and the deferred tax assets and their approximate tax effects are as follows:

                                                                 1997                       1996
                                                                 ----                       ----
                                                         TEMPORARY       TAX        TEMPORARY       TAX
                                                         DIFFERENCE    EFFECT       DIFFERENCE    EFFECT
                                                         ----------    ------       ----------    ------
Net operating loss...................................     $ 62,594     $22,988       $ 27,462     $10,710
Retirement costs.....................................       59,466      23,192         58,106      22,662
Employee compensation................................       19,961       7,785         20,058       7,823
AMT carryforwards....................................        1,486       1,486          4,482       4,482
Other................................................       13,159       5,131          8,122       3,168
                                                          --------     -------       --------     -------
  Subtotal...........................................      156,666      60,582        118,230      48,845
Less: valuation allowance............................           --          --         (8,418)     (5,110)
                                                          --------     -------       --------     -------
Total deferred tax asset.............................     $156,666     $60,582       $109,812     $43,735
                                                          ========     =======       ========     =======
Property, plant and equipment........................     $ 39,112     $15,254       $ 65,645     $25,602
                                                          --------     -------       --------     -------
Total deferred tax liability.........................     $ 39,112     $15,254       $ 65,645     $25,602
                                                          ========     =======       ========     =======
Net deferred tax asset...............................     $117,554     $45,328       $ 44,167     $18,133
                                                          ========     =======       ========     =======

     The(benefit) provision for income taxes consists of the following:

                                                                  1997       1996        1995
                                                                  ----       ----        ----
Current.....................................................    $ (8,105)   $ 4,030    $  4,800
Deferred....................................................     (27,195)    (7,533)    (10,600)
                                                                --------    -------    --------
Total income tax benefit....................................    $(35,300)   $(3,503)   $ (5,800)
                                                                ========    =======    ========

     The (benefit) provision for income taxes on income differs from expected tax expense computed by applying the federal corporate rate as follows:

                                                                1997       1996       1995
                                                                ----       ----       ----
Taxes computed at statutory rate............................  $(34,447)  $  6,008   $  7,200
Utilization of net operating loss carryforward..............        --         --     (3,274)
Current benefit of deferred tax asset.......................        --    (10,399)   (10,600)
Other.......................................................      (853)       888        874
                                                              --------   --------   --------
Total income tax benefit....................................  $(35,300)  $ (3,503)  $ (5,800)
                                                              ========   ========   ========

DEBT AND CREDIT ARRANGEMENTS

     Long term debt consists of the following obligations at July 31, 1997 and 1996:

                                                                1997       1996
                                                                ----       ----
Senior Credit Facility:
  Rollover Term Loan........................................  $ 28,207   $ 35,615
  Revolving Credit Loans....................................    26,000      8,000
9.5% Senior Notes due 2001, net of discount.................   114,617    114,518
Other notes payable (average rates of 5.8% and 5.9%,
  respectively).............................................     2,644      3,017
                                                              --------   --------
                                                               171,468    161,150
Less Current Portion........................................     8,018      7,504
                                                              --------   --------
                                                              $163,450   $153,646
                                                              ========   ========
Market value of total debt..................................  $167,124   $159,437
                                                              ========   ========

     The Company's Senior Credit Facility (the "Facility") comprises the Rollover Term Loan and Revolving Credit Loans, each of which are described below. The Facility was amended as of July 31, 1997 as a result of the closure of the Houston structural mill. The maximum permitted borrowings under the Revolving Credit loans was reduced to $80 million from $100 million and the non-recurring charge for the plant closure is excluded from the various financial covenants. The Company was in compliance with its bank covenants, as amended, as of July 31, 1997. The Facility extends to April 2001, unless certain financial conditions are not met at July 31, 1999, in which case the Facility expires on that date.

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

     The Rollover Term Loan is being repaid in varying quarterly installments, with final maturity on July 31, 1999 and bears interest at a fixed annual rate of 13.07%. The Company generally may not prepay the Rollover Term Loan without penalty, except to the extent defined in the Facility. No such prepayments were permitted at July 31, 1997 and 1996.

     The Revolving Credit Loans outstanding at July 31, 1997 bear interest at 7.875%. At the option of the Company, any borrowings of Revolving Credit Loans bear interest at (a) the prime rate plus applicable margin, or (b) the LIBO rate plus applicable margin. Revolving Credit Loans are available up to $80 million, subject to certain borrowing base criteria. At July 31, 1997 approximately $50 million of borrowing capacity was available.

     The Facility lenders receive a quarterly commitment fee of 1/2% per annum based on the average unused amount of the commitment.

     At July 31, 1997, $114,617 (net of unamortized discount of $383) of Senior Notes were outstanding. The Senior Notes bear interest at the rate of 9.5% per annum, payable semi-annually on June 15 and December 15. The Company will be required to redeem on June 15, 2001 the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. On or before June 14, 1999, the Company may, at its option, redeem the Senior Notes in whole or in part at a premium plus accrued and unpaid interest. Thereafter, the Company may redeem in whole or in part the Senior Notes at the aggregate principal amount plus accrued and unpaid interest.

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

     Annual maturities of long term debt for the years subsequent to fiscal 1997 are: 1998 - $8,018; 1999 - $21,411; 2000 - $615; 2001 - $140,725; 2002 - $111;
and thereafter - $588.

     The Company estimated the market value of its total debt by utilizing a discounted cash flow methodology.

SUPPLEMENTAL BALANCE SHEET DATA

     The following balance sheet information is provided as of July 31:

                                                                  1997           1996
                                                                  ----           ----
INVENTORIES:
Raw materials and supplies..................................    $ 25,501       $ 22,746
Semi-finished products......................................      23,912         36,832
Finished products...........................................      37,295         38,823
                                                                --------       --------
                                                                $ 86,708       $ 98,401
                                                                ========       ========
PLANT AND EQUIPMENT:
Land........................................................    $  5,952       $  5,952
Buildings...................................................      38,132         38,958
Machinery and equipment.....................................     262,205        361,458
Construction in progress....................................         374          1,027
                                                                --------       --------
     Total..................................................     306,663        407,395
Less accumulated depreciation...............................     148,659        166,206
                                                                --------       --------
     Net plant and equipment................................    $158,004       $241,189
                                                                ========       ========
ACCRUED EXPENSES:
Salaries and wages..........................................    $ 12,022       $ 11,920
Other employment costs......................................       9,384          8,181
Other accrued expenses......................................      13,678          2,667
                                                                --------       --------
                                                                $ 35,084       $ 22,768
                                                                ========       ========
OTHER LONG TERM LIABILITIES:
Postretirement welfare benefits.............................    $ 64,066       $ 62,892
Other long term liabilities.................................      18,786         14,222
                                                                --------       --------
                                                                $ 82,852       $ 77,114
                                                                ========       ========

STOCK OPTION PLANS

     The Company has two active stock option plans and two plans under which no further awards may be made, all approved by shareholders.

     Under the 1994 Long Term Incentive Plan, 1,250,000 shares of common stock are reserved for issuance to key employees and other key individuals who perform services for the Company. Stock options, stock appreciation rights and restricted stock may be granted by the Board of Directors at not less than the fair market value on the date of grant. Such grants generally vest over three years and expire ten years from the date of grant. At July 31, 1997, shares available for future grants were 286,892.

     Under the 1994 Director Stock Plan, 50,000 common shares are reserved for issuance of non-qualified stock options to directors who are not employees of the Company or affiliates of Kohlberg & Co., L.P. Each eligible director is awarded 2,500 stock options at the first meeting of the Board of Directors following the annual meeting of shareholders. Each award is at the fair market value on the date of grant, is exercisable six months after the grant and expires not less than five years nor more than ten years from the grant date. At July 31, 1997 there were 12,500 shares available for future grants.

     An aggregate of 1,400,000 common shares had been reserved for the Management Stock Option Plan and the Employee Stock Purchase and Option Plan. Options generally expire ten years from the date of grant. No further awards may be granted under either Plan.

     Activity for common shares under option for the years ended July 31, 1997, 1996 and 1995 were as follows:

                                                              NUMBER OF   AVERAGE
                                                               SHARES      PRICE
                                                              ---------   -------
Outstanding, July 31, 1994..................................  1,131,903    $4.85
  Granted...................................................    135,000     6.08
  Exercised.................................................    (94,820)    4.00
  Canceled..................................................   (112,690)    4.24
                                                              ---------    -----
Outstanding, July 31, 1995..................................  1,059,393    $5.14
  Granted...................................................    350,000     8.14
  Exercised.................................................    (49,000)    4.00
  Canceled..................................................    (33,168)    6.47
                                                              ---------    -----
Outstanding, July 31, 1996..................................  1,327,225    $5.94
  Granted...................................................    510,000     3.89
  Exercised.................................................    (44,582)    4.10
  Canceled..................................................   (111,630)    5.88
                                                              ---------    -----
Outstanding, July 31, 1997..................................  1,681,013    $5.25
                                                              =========    =====
Exercisable, July 31, 1997..................................    978,716    $5.33
                                                              =========    =====

     The following table summarizes the status of outstanding stock options as of July 31, 1997:

                              OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                  -------------------------------------------   ----------------------------
                   NUMBER OF      WEIGHTED        WEIGHTED       NUMBER OF       WEIGHTED
   RANGE OF         OPTIONS     AVERAGE LIFE      AVERAGE         OPTIONS        AVERAGE
EXERCISE PRICES   OUTSTANDING    (IN YEARS)    EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   ------------   --------------   -----------   --------------
 $ 3.75 - $5.99    1,154,905        6.7            $3.95          654,905         $4.01
 $ 6.00 - $7.99      170,108        6.9            $6.54          164,311         $6.80
 $8.00 - $12.00      356,000        7.6            $8.82          159,500         $9.25

     The pro forma net income and related pro forma earnings per share effect from applying SFAS 123 did not result in a material change to the actual results and earnings per share amounts as reported.

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

     The Company is subject to a broad range of federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and/or hazardous wastes and the remediation of contamination associated with releases of hazardous substances. Primarily because the scrap melting process produces dust that contains lead and cadmium, the Company is classified, in the same manner as other similar steel mills in its industry, as a generator of hazardous waste and is therefore subject to periodic compliance reviews by the United States Environmental Protection Agency ("USEPA"). The Company currently estimates a cost of $3.7 million to close its hazardous waste disposal site in 2008, of which $1.9 million has been accrued to date.

     The Company has been identified by the Illinois Environmental Protection Agency (IEPA) as one of the potentially responsible parties for costs associated with a third party owned disposal site. The IEPA is likely to seek compensation from the Company as an alleged waste generator for recovery of past costs and future remediation of the waste site. Under Illinois law, the Company's share of liability can be limited to its proportionate share based upon causation of the total cost of the site. Based on data available, the Company's share will be a smaller fraction of the total site clean up costs, however reasonable estimation of total cost for remediation cannot be made at this time.

     The Company has been cited by the USEPA for alleged violations of clean air standards under the 1990 Clean Air Act ("CAA") and other requirements at its Sterling furnace operations. As part of its ongoing environmental compliance program, the Company made a capital expenditure of approximately $1.2 million in fiscal 1997 to upgrade the particulate emission collection system in the furnace area. The Company has been studying additional alternatives to improve emission control and address issues raised by the USEPA. On October 22, 1997, the Company was notified by the U.S. Department of Justice ("DOJ") that it intended to file suit against the Company for alleged violations of the CAA. The Company has been offered the opportunity to settle this claim if it agrees to a consent decree including an agreement to achieve and maintain compliance with the CAA and the imposition of a civil penalty of $2.5 million. The Company plans to pursue this settlement offer but, because the notice was received just before the filing of its Annual Report on Form 10-K with the Securities and Exchange Commission, the Company has not yet entered into settlement negotiations with the DOJ. As a result, the Company cannot reasonably estimate the cost of compliance or extent of civil penalties, but such costs could be material depending on the extent and timing of the remediation necessary to achieve and maintain compliance with the CAA.

     In November 1996, the USEPA issued a notice of a multi-media (air, water and land) compliance review of all electric arc furnace steel mills in a six state area, including Illinois. The USEPA conducted an inspection at the Company's Sterling operations in July 1997. In October 1997, the Company received a request for further information from the USEPA based on the July 1997 inspection. The request related to hazardous waste generation and management, particularly information regarding the Company's K061 pelletizer unit. The Company took the pelletizer out of service in September 1997.

DESCRIPTION OF LEASING ARRANGEMENTS

     The Company has entered into various operating leases for transportation equipment (principally over-the-road tractors and trailers for shipment of a portion of the Company's products) and other equipment. The majority of the transportation equipment leases expire during fiscal 1999.

     The future minimum rental payments required for the noncancelable lease term of the operating leases as of July 31, 1997, were as follows:

     Fiscal year ending July 31:

1998........................................................    $1,113
1999........................................................     1,015
2000........................................................       223
2001........................................................       104
2002........................................................        71
Remaining years.............................................         0
                                                                ------
Total minimum future lease payments.........................    $2,526
                                                                ======

     Rental expense under operating leases for the years ended July 31, 1997, 1996 and 1995 was approximately $1,929; $2,318; and $2,364, respectively.

NON-RECURRING ITEM

     During the fourth quarter of 1997, the Company closed its unprofitable Houston structural mill. As a result, the Company recorded a primarily non-cash charge of $92.9 million. The charge includes the writedown to estimated fair market value of the facility and equipment related to the Houston operations, closure costs and employee termination expenses, as follows:

Asset impairment............................................    $80,215
Lease termination costs and facility commitments............     10,144
Employee termination costs..................................      2,584
                                                                -------
                                                                $92,943
                                                                =======

     The Houston equipment and facility are being prepared for sale. The lease termination and facility commitment costs are anticipated to be incurred over the next three years.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                       QUARTER ENDED
                                                        --------------------------------------------
                        1997                            OCTOBER     JANUARY      APRIL        JULY
                        ----                            -------     -------      -----        ----
Net sales...........................................    $145,218    $143,706    $171,652    $180,404
Gross profit(1).....................................      10,527      10,732      14,503      17,973
Net (loss)..........................................      (2,005)     (2,185)       (573)    (58,357)(2)
Per common share data:
  Net (loss)........................................    $  (0.08)   $  (0.09)      (0.02)   $  (2.34)(2)
  Stock price range-
     High...........................................       7 1/8       5 3/8     4 13/16       3 1/8
     Low............................................       4 1/2       3 1/2       2 3/8       1 3/4
     Close..........................................           5       3 7/8      2 7/16     1 15/16
Tons Shipped........................................     376,553     374,108     448,611     486,979

                        1996                            OCTOBER     JANUARY      APRIL        JULY
                        ----                            -------     -------      -----        ----
Net sales...........................................    $160,912    $149,175    $173,183    $177,799
Gross profit(1).....................................      19,724      16,958      19,033      16,580
Net income(3).......................................       4,682       2,504       3,558       9,926
Per common share data:
  Net income(3).....................................    $   0.19    $   0.10    $  0..14    $   0.40
  Stock price range-
     High...........................................      10 1/8       9 1/8       9 1/8       6 7/8
     Low............................................       6 1/2       6 7/8       5 7/8           5
     Close..........................................       7 1/2           9       6 3/4       5 1/8
Tons Shipped........................................     398,488     376,242     438,621     454,428

     The common stock of the Company is traded on the Nasdaq-National Market (Symbol: NWSW).

NOTES:

(1) Gross profit is defined as net sales less cost of goods sold excluding depreciation.

(2) For the quarter and year ended July 31, 1997, net income included a net charge of $59.9 million ($2.40 per share) associated with the closure of the Houston plant.

(3) For the quarter ended July 31, 1996, net income included an $8.8 million ($.35 per share) tax benefit associated with the recognition of certain deferred tax assets which are now more likely than not to be realized. For the full year, the tax benefits recognized were $10.4 million ($.42 per share).

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
  OF NORTHWESTERN STEEL AND WIRE COMPANY

     We have audited the consolidated financial statements and financial statement schedule of Northwestern Steel and Wire Company and Subsidiaries listed in the index included in Item 14 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwestern Steel and Wire Company and Subsidiaries as of July 31, 1997 and 1996 and the consolidated results of their operations and cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Chicago, Illinois
September 10, 1997
except for Commitments and Contingencies Note to Financial Statements, as to which the date is October 22, 1997

                              REPORT OF MANAGEMENT

     The management of Northwestern Steel and Wire Company prepared, and is responsible for, the consolidated financial statements and the other information appearing in this annual report. The consolidated financial statements include amounts that are based on management's best estimates and judgments.

     The Company's financial statements have been audited by Coopers & Lybrand L.L.P., independent accountants, selected by the Audit Committee of the Board of Directors. Management has made available to Coopers & Lybrand L.L.P. all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings.

     Management of the Company has established and maintains a system of internal accounting controls. We believe the internal controls in use provide reasonable assurance that assets are safeguarded, transactions are authorized and properly recorded and that the reports do not contain any material misstatement.

     The financial statements and related notes in this report have been prepared according to generally accepted accounting principles, and we believe they are accurate in all material respects.

            Thomas A. Gildehaus                         Timothy J. Bondy
            Chairman of the Board and                   Vice President and
            Chief Executive Officer                     Chief Financial Officer

                                                                     SCHEDULE II

                      NORTHWESTERN STEEL AND WIRE COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995
                           (IN THOUSANDS OF DOLLARS)

                                                     BALANCE AT      CHARGED TO                      BALANCE AT
                                                     BEGINNING       COSTS AND                         END OF
                   DESCRIPTION                       OF PERIOD        EXPENSES       DEDUCTIONS        PERIOD
                   -----------                       ----------      ----------      ----------      ----------
Allowance for doubtful accounts:
  FOR THE YEAR ENDED JULY 31, 1997...............      $  825           $605           $ (55)          $1,375
                                                       ======           ====           =====           ======
  FOR THE YEAR ENDED JULY 31, 1996...............      $1,000           $163           $(338)          $  825
                                                       ======           ====           =====           ======
  FOR THE YEAR ENDED JULY 31, 1995...............      $1,000           $ 57           $ (57)          $1,000
                                                       ======           ====           =====           ======
Inventory valuation allowance:
  FOR THE YEAR ENDED JULY 31, 1997...............      $  793           $ --           $(690)          $  103
                                                       ======           ====           =====           ======
  FOR THE YEAR ENDED JULY 31, 1996...............      $  334           $459           $  --           $  793
                                                       ======           ====           =====           ======
  FOR THE YEAR ENDED JULY 31, 1995...............      $  690           $ --           $(356)          $  334
                                                       ======           ====           =====           ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the caption "Directors and Executive Officers of the Registrant" in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not deemed to be filed as part of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not deemed to be filed as part of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not deemed to be filed as part of this report.

ITEM 13. CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the caption "Certain Transactions and Related Transactions" in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders. With the exception of the information specifically incorporated by reference, said definitive Proxy Statement is not deemed to be filed as part of this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

       The consolidated financial statements included in Item 8 are filed as part of this annual report.

    2. Financial Statements Schedules:

       The consolidated financial statement schedule included in Item 8 are filed as part of this annual report.

    3. Exhibits

    EXHIBIT                                                      INCORPORATED BY REFERENCE
    NUMBER                   DESCRIPTION                             TO OTHER DOCUMENT
    -------                  -----------                         -------------------------
     2         PLAN OF ACQUISITION, REORGANIZATION,
               ARRANGEMENT, LIQUIDATION OR SUCCESSION
       2.1     Stock Purchase Agreement dated as of       Current Report on Form 8-K dated July
               July 27, 1992 between the Company and      27, 1992, File No. 1-4288, Exhibit 2.1
               KNSW
     3         ARTICLES OF INCORPORATION AND BY-LAWS

    EXHIBIT                                                      INCORPORATED BY REFERENCE
    NUMBER                   DESCRIPTION                             TO OTHER DOCUMENT
    -------                  -----------                         -------------------------
       3.1     Second Amended and Restated Articles of    Annual Report on Form 10-K for the
               Incorporation of the Company dated as      fiscal year ended July 31, 1992, File
               of August 12, 1992                         No. 1-4288, Exhibit 3.1
       3.2     Amended and Restated By-Laws of the        Annual Report on Form 10-K for the
               Company                                    fiscal year ended July 31, 1996, File
                                                          0-21556, Exhibit 3.3
     4         INSTRUMENTS DEFINING THE RIGHTS OF
               SECURITY HOLDERS, INCLUDING INDENTURES
       4.1     Amended and Restated Credit Agreement      Filed herewith
               (the "Credit Agreement") dated as of
               August 16, 1988 As Amended and Restated
               as of April 30, 1996
       4.2     First Amendment to the Credit              Filed herewith
               Agreement, effective July 31, 1997
       4.3     Form of Indenture dated as of 1993,        Registration Statement No. 33-60766,
               between the Company and Continental        Exhibit 4.38
               Bank, National Association, as Trustee
               (including form of Senior Note)
       4.4     Northwestern Steel and Wire Company        Rule 13e-3 Transaction Statement, File
               Employee Stock Ownership Plan (ESOP)       No. 5-10871, Exhibit 17(c)(vii)
       4.5     Amendment No. 1 to ESOP dated March 29,    Annual Report on Form 10-K for the
               1990                                       fiscal year ended July 31, 1992, File
                                                          No. 1-4288, Exhibit 19.1
       4.6     Amendment No. 2 to ESOP effective as of    Annual Report on Form 10-K for the
               August 1, 1990                             fiscal year ended July 31, 1992, File
                                                          No. 1-4288, Exhibit 19.2
       4.7     Amendment No. 3 to ESOP effective as of    Annual Report on Form 10-K for the
               January 1, 1992                            fiscal year ended July 31, 1992, File
                                                          No. 1-4288, Exhibit 19.3
       4.8     Amendment No. 4 to the ESOP effective      Annual Report on Form 10-K for the
               as of August 12, 1992                      fiscal year ended July 31, 1992, File
                                                          No. 1-4288, Exhibit 4.27
       4.9     Amendment No. 5 to the ESOP effective      Annual Report on Form 10-K for the
               April 29, 1995                             fiscal year ended July 31, 1995, File
                                                          No. 0-21556
       4.10    Amendment No. 6 to the ESOP effective      Annual Report on Form 10-K for the
               July 26, 1995                              fiscal year ended July 31, 1995, File
                                                          No. 0-21556
       4.11    Amendment No. 7 to the ESOP effective      Filed herewith
               March 31, 1997
    10         MATERIAL CONTRACTS
       10.1    Employment Agreement between Thomas A.     Filed herewith
               Gildehaus and the Company dated as of
               March 28, 1997
       10.2    Form of Indemnification Agreements         Filed herewith
               between the Company and each of its
               directors and officers serving at any
               time after January 31, 1997

    EXHIBIT                                                      INCORPORATED BY REFERENCE
    NUMBER                   DESCRIPTION                             TO OTHER DOCUMENT
    -------                  -----------                         -------------------------
       10.3    Form of Indemnification Agreements         Annual Report on Form 10-K for the
               dated May 29, 1992 between the Company     fiscal year ended July 31, 1992, File
               and members of the Administrative          No. 1-4288, Exhibit 10.17
               Committee of the ESOP
       10.4    Form of Amendments of Indemnification      Annual Report on Form 10-K for the
               Agreements dated as of July 23, 1992       fiscal year ended July 31, 1992, File
               between the Company and members of the     No. 1-4288, Exhibit 10.18
               Administrative Committee of the ESOP
       10.5    Northwestern Steel and Wire Company        Annual Report on Form 10-K for the
               Management Stock Option Plan effective     fiscal year ended July 31, 1992, File
               August 12, 1992                            No. 1-4288, Exhibit 10.20
       10.6    Form of Management Stock Option            Annual Report on Form 10-K for the
               Agreement dated as of August 12, 1992      fiscal year ended July 31, 1992, File
                                                          No. 1-4288, Exhibit 10.21
       10.7    Fee Agreement dated as of August 12,       Annual Report on Form 10-K for the
               1992 between the Company and Kohlberg      fiscal year ended July 31, 1992, File
                                                          No. 1-4288, Exhibit 10.22
       10.8    1994 Long Term Incentive Plan              Registration Statement on Form S-8 and
                                                          Form S-3, No. 33-53471, Exhibit 4(d)
       10.9    1994 Director Stock Option Plan            Registration Statement on Form S-8 and
                                                          Form S-3, No. 33-53471, Exhibit 4(e)
      10.10    Form of Termination of Control             Filed herewith
               Agreement between the Company and named
               executives
      10.11    Form of Supplemental Executive             Filed herewith
               Retirement Plan for Covered Executives
    11         STATEMENT RE: COMPUTATION OF PER SHARE
               EARNINGS
    21         SUBSIDIARIES OF THE REGISTRANT
       21.1    The Company has three subsidiaries:
               Northwestern Steel and Wire Company
               (formerly H/N Steel Company, Inc.), a
               Texas corporation, Northwestern Steel
               and Wire Company, a Delaware
               corporation, and Northwestern Steel and
               Wire Company -- Kentucky, a Delaware
               corporation
    23         CONSENT OF EXPERTS AND COUNSEL
       23.1    Consent of Independent Accountants
               dated October 27, 1997

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of October 1997.

                                          NORTHWESTERN STEEL AND WIRE COMPANY

                                          By:     /s/ TIMOTHY J. BONDY

                                            ------------------------------------
                                                      Timothy J. Bondy
                                                  Vice President and Chief
                                                     Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 24th day of October, 1997.

                                   SIGNATURES

               /s/ THOMAS A. GILDEHAUS                                      /s/ JAMES A. KOHLBERG
-----------------------------------------------------       -----------------------------------------------------
                 Thomas A. Gildehaus                                          James A. Kohlberg
                Chairman of the Board                                             Director
        Chief Executive Officer and Director

               /s/ WILLIAM F. ANDREWS                                     /s/ CHRISTOPHER LACOVARA
-----------------------------------------------------       -----------------------------------------------------
                 William F. Andrews                                         Christopher Lacovara
                      Director                                                    Director

                /s/ WARNER C. FRAZIER                                       /s/ MICHAEL E. LUBBS
-----------------------------------------------------       -----------------------------------------------------
                  Warner C. Frazier                                           Michael E. Lubbs
                      Director                                                    Director

             /s/ DARIUS W. GASKINS, JR.                                     /s/ ALBERT G. PASTINO
-----------------------------------------------------       -----------------------------------------------------
               Darius W. Gaskins, Jr.                                         Albert G. Pastino
                      Director                                                    Director

                  /s/ DAVID L. GORE                                        /s/ GEORGE W. PECK, IV
-----------------------------------------------------       -----------------------------------------------------
                    David L. Gore                                            George W. Peck, IV
                      Director                                                    Director