Form 10-Q
period 1997-10-31
NORTHWESTERN STEEL & WIRE CO
filed 1997-12-12
CIK 73093

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 31, 1997

                                     or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to
                               -----------   ----------

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

Number of shares of common stock outstanding as of December 9, 1997:

     Common Stock 24,903,424 shares
     (includes 420,144 treasury shares)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                      NORTHWESTERN STEEL AND WIRE COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Three Months Ended
                                                                                     October 31,
                                                                          -----------------------------------
                                                                              1997             1996
                                                                                    (Unaudited)
                                                                          (in thousands of dollars except per
                                                                             share data and tonnage data)
Net sales                                                                  $  138,925       $  145,218
                                                                           ----------       ----------
Cost and operating expenses:
     Cost of goods sold (excluding depreciation)                              119,050          134,691
     Depreciation                                                               4,543            6,466
     Selling and administrative                                                 3,142            2,728
                                                                           ----------       ----------
        Total cost and operating expenses                                     126,735          143,885
                                                                           ----------       ----------

Operating profit                                                               12,190            1,333
                                                                           ----------       ----------
Other income and expenses:
     Interest expense                                                           4,380            4,729
     Interest and other income                                                 (5,161)             (32)
                                                                           ----------       ----------
        Total other income and expenses                                          (781)           4,697
                                                                           ----------       ----------

Income (loss) before income taxes                                              12,971           (3,364)
Provision (benefit) for income taxes                                            5,201           (1,359)
                                                                           ----------       ----------

Net income (loss)                                                          $    7,770       $   (2,005)
                                                                           ==========       ==========


Net income (loss) per share                                               $      0.32      $     (0.08)
                                                                           ==========       ==========

Net tons shipped                                                              366,639          376,553
                                                                           ==========       ==========



     The accompanying notes are an integral part of the unaudited consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                  (in thousands of dollars except share data)

                                                                    October 31,           July 31,
                                                                       1997                1997
                                                                       ----                ----
                             ASSETS
CURRENT ASSETS                                                                 (Unaudited)
  Cash and cash equivalents                                          $      431         $    4,078
  Receivables, less allowance of $1,375                                  56,693             67,228
  Income tax receivable                                                   8,158              8,158
  Deferred income taxes                                                   8,241             13,442
  Other assets                                                            3,321              4,596
                                                                     ----------         ----------
                                                                         76,844             97,502
                                                                     ----------         ----------
   Inventories, at lower of cost or market:
     Finished products                                                   37,866             37,295
     Semi-finished products                                              28,305             23,912
     Raw materials and supplies                                          16,961             25,501
                                                                     ----------         ----------
                                                                         83,132             86,708
                                                                     ----------         ----------
          Total current assets                                          159,976            184,210
                                                                     ----------         ----------

PLANT AND EQUIPMENT, at cost                                            308,770            306,663
   Accumulated depreciation                                             153,202            148,659
                                                                     ----------         ----------
   Net plant and equipment                                              155,568            158,004
                                                                     ----------         ----------

DEFERRED INCOME TAXES                                                    31,886             31,886
DEFERRED FINANCING COST                                                   2,906              3,212
OTHER ASSETS                                                              5,968              5,968
                                                                     ----------         ----------

          Total assets                                               $  356,304         $  383,280
                                                                     ==========         ==========

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                  $   31,061         $   43,405
   Accrued expenses                                                      33,758             35,084
   Current portion of long term debt                                     10,147              8,018
                                                                     ----------         ----------
           Total current liabilities                                     74,966             86,507

LONG TERM DEBT                                                          139,468            163,450
OTHER LONG TERM LIABILITIES                                              83,629             82,852
                                                                     ----------         ----------
           Total liabilities                                            298,063            332,809
                                                                     ----------         ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, par value $1 per share:
      - Authorized - 1,000,000 shares
      - Issued - none                                                         -                  -
    Common stock, par value $.01 per share:
      - Authorized - 75,000,000 shares
      - Issued - 24,903,424                                             123,966            123,966
    Retained (deficit) earnings                                         (60,401)           (68,171)
    Treasury shares, at cost; 420,144 shares of common stock             (5,324)            (5,324)
                                                                     ----------         ----------
            Total shareholders' equity                                   58,241             50,471
                                                                     ----------         ----------

            Total liabilities and shareholders' equity               $  356,304         $  383,280
                                                                     ==========         ==========



                 The accompanying notes are an integral part
              of the unaudited consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                For the Three Months Ended
                                                                                        October 31,
                                                                                --------------------------
                                                                                1997                  1996
                                                                                ----                  ----
                                                                                        (Unaudited)
                                                                                 (In thousands of dollars)
Cash Flows From Operations:
     Net income (loss)                                                      $    7,770            $  (2,005)
     Depreciation                                                                4,543                6,466
     Amortization of deferred financing costs and debt discount                    329                  331
     Deferred income tax benefit                                                 5,201                    -
     Decrease in receivables                                                    10,535               12,135
     Decrease (increase) in inventories                                          3,576              (24,512)
     Decrease in other current assets                                            1,275                  135
     Increase in other assets                                                        -              (13,456)
     Decrease in accounts payable and accrued expenses                         (14,705)             (14,702)
     Increase in other long term liabilities                                       777               14,312
                                                                            ----------            ---------
Net cash provided by (used in) operations                                       19,301              (21,296)
                                                                            ----------            ---------
Cash Flows From Investing Activities:
     Capital expenditures                                                       (2,107)              (5,381)
                                                                            ----------            ---------
Net cash used in investing activities                                           (2,107)              (5,381)
                                                                            ----------            ---------
Cash Flows From Financing Activities:
     Payments of long term debt                                                (56,876)             (73,768)
     Proceeds from issuance of long term debt and revolver loans                35,000               92,100
     Cash overdraft                                                              1,035                3,000
     Exercise of stock options                                                       -                   59
                                                                            ----------            ---------
Net cash (used in) provided by financing activities                            (20,841)              21,391
                                                                            ----------            ---------
     Decrease in cash and cash equivalents                                      (3,647)              (5,286)

Cash and Cash Equivalents:
     Beginning of period                                                         4,078                5,558
                                                                            ----------            ---------
     End of period                                                          $      431            $     272
                                                                            ==========            =========



Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
     Interest                                                               $    1,801            $   1,607
     Income taxes                                                                    -                    -






                 The accompanying notes are an integral part
              of the unaudited consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar amounts are in thousands except share data)


1. These consolidated financial statements included herein should be read together with the fiscal 1997 audited financial statements and notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. The Consolidated Financial Statements for the three month periods ended October 31, 1997 and 1996 have not been audited. However, the Company believes the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature.

3. Net income (loss) per share amounts, as presented on the Consolidated Statements of Operations, are based on the average shares outstanding of 24,483,280 and 25,070,637 for the three months ended October 31, 1997 and 1996, respectively. Options issued pursuant to the various Company stock option plans were not materially dilutive.

4. An income tax provision or benefit is recorded by estimating the annual effective income tax rate and applying that rate to pretax income or loss. The effective income tax rate was approximately 40% for the three months ended October 31, 1997 and 1996, which approximates the combined Federal and State statutory rates.

5. The Company is subject to a broad range of federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and/or hazardous wastes and the remediation of contamination associated with releases of hazardous substances. Primarily because the scrap melting process produces dust that contains low levels of lead and cadmium, the Company is classified, in the same manner as other similar steel mills in its industry, as a generator of hazardous waste.

     On October 22, 1997, the Company was notified by the U.S. Department of Justice ("DOJ") that it intended to file suit against the Company for alleged violations of the 1990 Clean Air Act. The Company has met with representatives of the U.S. Environmental Protection Agency ("USEPA") and DOJ. While the Company does not admit to any significant violations, it is currently developing a plan of action to address issues raised in the Notice of Violation, which it expects to submit to the USEPA no later than January 2, 1998. Among various alternatives under consideration, capital expenditures of under $5 million would be required. However, the Company cannot reasonably estimate the extent of civil penalties, nor the likelihood of agreement with the USEPA and DOJ.

     Based on continuing review of applicable regulatory requirements by the Company's internal environmental compliance manager and advice from independent consultants, the Company believes that it is currently in substantial compliance with applicable environmental requirements, except as noted in the Company's fiscal 1997 Annual Report on Form 10-K for Commitments and Contingencies.

6. In accordance with Statement of Financial Accounting Standard No. 128 "Earnings Per Share" (SFAS 128), the Company will implement the requirements of SFAS 128 at the end of the second quarter of fiscal 1998. The Company has calculated earnings per share using both the basic and diluted methods, which amounts will not differ materially from earnings per share as currently reported.



Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended July 31, 1997.

FORWARD LOOKING INFORMATION

     Except for historical information, matters discussed in this Item 2 contain forward looking information and describe the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. The Company has identified these "forward looking" statements by words such as "should", "lead to", "expects", "anticipates" and similar expressions. Risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements include the following: volumes of production and product shipments; changes in product mix and pricing; costs of scrap steel and other raw material inputs; changes in domestic manufacturing capacity; the level of non-residential construction and overall economic growth in the United States; changes in legislative, regulatory or industrial requirements; and the level of imported products in the Company's markets. The Company assumes no obligation to update the information contained herein.

RESULTS OF OPERATIONS

     Net sales for the Company were $138.9 million on shipments of 366,639 net tons for the three months ended October 31, 1997, compared to $145.2 million on shipments of 376,553 net tons for the three months ended October 31, 1996. For the first quarter ended October 31, 1997, net income for the period rose to $7.8 million, or $0.32 per share, compared to a net loss of $2.0 million or $0.08 per share, in the prior year period. The first quarter of fiscal 1998 includes net income of $3.1 million, or $0.12 per share, in settlement of previously disputed property tax payments made in prior years.

     Tons shipped in the quarter decreased approximately 3% compared to the prior year period which included results from the Houston rolling mill which was closed in the fourth quarter last year.

Excluding the Houston rolling mill volume, tons shipped increased over 23% compared to the prior year period when operations were affected by reduced business levels related to uncertainties surrounding labor negotiations.
Demand for the Company's structural products and wire rod was strong throughout the quarter.

     Pricing for light structurals, wire rod and semi-finished were all higher than the year ago period, although pricing for medium and heavy structurals were lower than the prior year. Price increases have been announced across most of the Company's light, medium and heavy structural product lines, which should benefit the second quarter and be fully implemented by the third quarter.

     Cost of goods sold, excluding depreciation, as a percentage of net sales for the three-month period ended October 31, 1997 decreased significantly to 85.7% compared to the prior year at 92.8%. The decrease resulted primarily from increased operating efficiencies in the furnace operations and finishing mills, lower costs for the Company's principal raw material, steel scrap, and higher pricing levels for the products noted above. However the cost of steel scrap has moved higher recently which will offset some of the benefit of higher selling prices.

     Depreciation expense decreased almost $2.0 million from $6.5 million in the first quarter of fiscal 1997 to $4.5 million in the current year's first quarter. This decrease was due primarily to the impact of the closure of the Houston rolling mill in the fourth quarter last year.

     For the quarter ended October 31, 1997, selling and administrative expense was $3.1 million compared to $2.7 million in the prior fiscal year period. The increase is due primarily to somewhat higher compensation expense.

     Interest expense was $4.4 million for the quarter ended October 31, 1997 compared to $4.7 million in the prior fiscal year period. The decrease in interest expense is primarily due to the effect of almost $40 million in reduced inventory levels which served to lower revolving credit borrowings.

     The provision for income taxes was $5.2 million for the three months ended October 31, 1997 as a result of the improved earnings. This compared to a benefit for income taxes of $1.4 million due to the net loss incurred for same period in the prior year. The Company will pay very little in cash taxes during fiscal 1998 due to utilization of tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. Funds for the Company's operational needs have been provided from internally generated cash and through utilization of the Company's credit facility. As of October 31, 1997, total liquidity, comprising cash, cash equivalents and funds available under the Company's credit facility, was $68.6 million compared to $50.4 million at July 31, 1997. The Company generated cash from operations of $19.3 million in the first quarter of fiscal 1998 compared to a use of cash of $21.3 million in the prior year period. The increase is attributable to increased operating profits and a net reduction in working capital (primarily reduced inventory levels). The working capital ratio was unchanged at 2.1 to 1 at October 31, 1997 and 1996.

     Net cash used in investing activities amounted to $2.1 million in the first quarter of fiscal 1998 compared to $5.4 million in the prior year period. Due to the decreased earnings in the prior year, the Company reduced capital expenditure commitments which carried into the first quarter of fiscal 1998. The Company currently anticipates capital expenditures for fiscal 1998 to range from $18 to $22 million.

     The Company has recently developed plans to upgrade its information systems. Through a combination of converting existing software code and implementing new package software systems, the Company expects its information systems to be "Year 2000" compliant by mid-1999. The Company expects to spend $3 - 4 million over the next eighteen months on "Year 2000" projects, capitalizing and amortizing newly acquired software which replace existing systems. Such amounts are expected to be included with regular capital expenditure appropriations.

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

         None


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 11 - Computation of (Loss) Income Per Share

         (b) Exhibit 27 - Financial Data Schedule

         (c) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1997.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NORTHWESTERN STEEL AND WIRE COMPANY



                                        By /s/ T. J. Bondy                 .
                                          ---------------------------------
                                           Timothy J. Bondy
                                           Vice President, and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


December 12, 1997