Form 10-Q
period 1998-01-31
NORTHWESTERN STEEL & WIRE CO
filed 1998-03-17
CIK 73093

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 1998

                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to
                               ----------    ---------

Commission file number 0-21556



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

Number of shares of common stock outstanding as of March 9, 1998:

         Common Stock 24,903,424 shares
         (includes 420,144 treasury shares)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                     NORTHWESTERN STEEL AND WIRE COMPANY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended                   Six Months Ended
                                                           January 31,                         January 31,
                                              ----------------------------------    --------------------------------
                                                      1998             1997             1998            1997
                                                                            (Unaudited)
                                                 (in thousands of dollars except per share data and tonnage data)
Net sales                                           $ 140,420       $ 143,706       $ 279,345       $ 288,924
                                                    ---------       ---------       ---------       ---------

Cost and operating expenses:
   Cost of goods sold (excluding depreciation)        116,614         132,974         235,664         267,665
   Depreciation                                         4,575           6,525           9,118          12,991
   Selling and administrative                           2,953           2,637           6,095           5,365
                                                    ---------       ---------       ---------       ---------
     Total cost and operating expenses                124,142         142,136         250,877         286,021
                                                    ---------       ---------       ---------       ---------

Operating profit                                       16,278           1,570          28,468           2,903
                                                    ---------       ---------       ---------       ---------

Other income and expenses:
  Interest expense                                      4,042           5,249           8,422           9,978
  Interest and other income                              (194)            (13)         (5,355)            (45)
                                                    ---------       ---------       ---------       ---------
    Total other income and expenses                     3,848           5,236           3,067           9,933
                                                    ---------       ---------       ---------       ---------

Income (loss) before income taxes                      12,430          (3,666)         25,401          (7,030)
Provision (benefit) for income taxes                    5,010          (1,481)         10,211          (2,840)
                                                    ---------       ---------       ---------       ---------

Net income (loss)                                   $   7,420       $  (2,185)      $  15,190       $  (4,190)
                                                    =========       =========       =========       =========



Basic net income (loss) per share                   $    0.30       $   (0.09)      $    0.62       $   (0.17)
                                                    =========       =========       =========       =========



Net tons shipped                                      376,753         374,108         743,392         750,661
                                                    =========       =========       =========       =========



                  The accompanying notes are an integral part
              of the unaudited consolidated financial statements

                     NORTHWESTERN STEEL AND WIRE COMPANY
                         CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars except share data)


                                                                                           January 31,          July 31,
                                                                                               1998               1997
                                                                                           -----------         -----------
                                                 ASSETS
CURRENT ASSETS                                                                                       (Unaudited)
 Cash and cash equivalents                                                                   $  19,773         $   4,078
 Receivables, less allowance of $1,175 and $1,375, respectively                                 55,594            67,228
 Income tax receivable                                                                             203             8,158
 Deferred income taxes                                                                          21,524            13,442
 Other assets                                                                                    3,144             4,596
                                                                                             ---------         ---------
                                                                                               100,238            97,502
                                                                                             ---------         ---------
 Inventories, at lower of cost or market:
  Finished products                                                                             43,120            37,295
  Semi-finished products                                                                        28,404            23,912
  Raw materials and supplies                                                                    11,387            25,501
                                                                                             ---------         ---------
                                                                                                82,911            86,708
                                                                                             ---------         ---------
     Total current assets                                                                      183,149           184,210
                                                                                             ---------         ---------

PLANT AND EQUIPMENT, at cost                                                                   311,142           306,663
 Accumulated depreciation                                                                      157,777           148,659
                                                                                             ---------         ---------
 Net plant and equipment                                                                       153,365           158,004
                                                                                             ---------         ---------

DEFERRED INCOME TAXES                                                                           13,593            31,886
DEFERRED FINANCING COST                                                                          2,601             3,212
OTHER ASSETS                                                                                     5,968             5,968
                                                                                             ---------         ---------

    Total assets                                                                             $ 358,676         $ 383,280
                                                                                             =========         =========


                                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                                            $  38,681         $  43,405
 Accrued expenses                                                                               28,384            35,084
 Current portion of long term debt                                                              12,277             8,018
                                                                                             ---------         ---------
   Total current liabilities                                                                    79,342            86,507

LONG TERM DEBT                                                                                 129,486           163,450
OTHER LONG TERM LIABILITIES                                                                     84,187            82,852
                                                                                             ---------         ---------
     Total liabilities                                                                         293,015           332,809
                                                                                             ---------         ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, par value $1 per share:
   - Authorized - 1,000,000 shares
   - Issued - none                                                                                --                --
 Common stock, par value $.01 per share:
   - Authorized - 75,000,000 shares
   - Issued - 24,903,424                                                                       123,966           123,966
 Retained (deficit) earnings                                                                   (52,981)          (68,171)
 Treasury shares, at cost; 420,144 shares of common stock                                       (5,324)           (5,324)
                                                                                             ---------         ---------
      Total shareholders' equity                                                                65,661            50,471
                                                                                             ---------         ---------

      Total liabilities and shareholders' equity                                             $ 358,676         $ 383,280
                                                                                             =========         =========




                  The accompanying notes are an integral part
              of the unaudited consolidated financial statements

                     NORTHWESTERN STEEL AND WIRE COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          For the Six Months Ended
                                                                                  January 31,
                                                                     -------------------------------
                                                                         1998               1997
                                                                     --------------     ------------
                                                                             (Unaudited)
                                                                      (In thousands of dollars)
Cash Flows From Operations:
  Net income (loss)                                                  $  15,190         $  (4,190)
  Depreciation                                                           9,118            12,991
  Amortization of deferred financing costs and debt discount               660               660
  Deferred income tax expense                                           10,211                --
  Income tax receivable                                                  7,955                --
  Decrease in receivables                                               11,634            14,150
  Decrease (increase) in inventories                                     3,797           (23,170)
  Decrease in other current assets                                       1,452             1,582
  Increase in other assets                                                  --           (13,456)
  Decrease in accounts payable and accrued expenses                    (11,424)          (37,483)
  Increase in other long term liabilities                                1,335            14,880
                                                                     ---------         ---------
Net cash provided by (used in) operations                               49,928           (34,036)
                                                                     ---------         ---------

Cash Flows From Investing Activities:
  Capital expenditures                                                  (4,479)          (11,351)
                                                                     ---------         ---------
Net cash used in investing activities                                   (4,479)          (11,351)
                                                                     ---------         ---------

Cash Flows From Financing Activities:
  Payments of long term debt                                           (64,754)         (167,098)
  Proceeds from issuance of long term debt and revolver loans           35,000           201,700
  Cash overdraft                                                            --             5,700
  Exercise of stock options                                                 --               180
                                                                     ---------         ---------
Net cash (used in) provided by financing activities                    (29,754)           40,482
                                                                     ---------         ---------

  Increase (decrease) in cash and cash equivalents                      15,695            (4,905)

Cash and Cash Equivalents:
  Beginning of period                                                    4,078             5,558
                                                                     ---------         ---------
  End of period                                                      $  19,773         $     653
                                                                     =========         =========




Supplemental Disclosures of Cash Flow Information:
Cash Paid (Received) During the Period For:
  Interest                                                           $   1,801         $   1,607
  Income taxes                                                          (8,175)               --




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

2. The Consolidated Financial Statements for the three month and six month periods ended January 31, 1998 and 1997 have not been audited. However, the Company believes the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature.

3. Basic net income (loss) per share amounts, as presented on the Consolidated Statements of Operations, are based on the weighted average actual shares outstanding of 24,483,280 and 24,870,869 for the three months and six months ended January 31, 1998 and 1997, respectively. In accordance with Statement of Financial Accounting Standard No. 128 "Earnings Per Share" (SFAS 128), the Company has implemented the requirements of SFAS 128 at the end of the second quarter of fiscal 1998. Only basic net income (loss) per share was presented for all periods since there is no dilutive impact for options issued pursuant to the various Company stock option plans.

4. An income tax provision or benefit is recorded by estimating the annual effective income tax rate and applying that rate to pretax income or loss. The effective income tax rate was approximately 40% for the three months and six months ended January 31, 1998 and 1997, which approximates the combined Federal and State statutory rates.

5. On February 12, 1998, the Company entered into a letter of intent to merge with Bayou Steel Corporation subject to execution of a definitive agreement and certain other conditions. This potential merger is more fully described in Item 2 of this Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         On October 22, 1997, the Company was notified by the U.S. Department of Justice ("DOJ") that it intended to file suit against the Company for alleged violations of the 1990 Clean Air Act. The Company, DOJ and the U. S. Environmental Protection Agency ("USEPA") have reached an agreement in principle involving capital expenditures by the Company of approximately $6 million, additional environmental projects of approximately $.5 million and an additional fine of approximately $.7 million. The agreement is subject to negotiating the terms of a consent decree in the months ahead.

         Based on continuing review of applicable regulatory requirements by the Company's internal environmental compliance manager and advice from independent consultants, the Company believes that it is currently in substantial compliance with applicable environmental requirements, except as noted herein and in the Company's fiscal 1997 Annual Report on Form 10-K for Commitments and Contingencies.


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

            The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended July 31, 1997.

FORWARD LOOKING INFORMATION

         Except for historical information, matters discussed in this Item 2 contain forward looking information and describe the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. The Company has identified these "forward looking" statements by words such as "should", "will pay", "lead to", "expects", "anticipates" and similar expressions. Risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements include the following: volumes of production and product shipments; changes in product mix and pricing; costs of scrap steel and other raw material inputs; changes in domestic manufacturing capacity; the level of non-residential construction and overall economic growth in the United States; changes in legislative, regulatory or industrial requirements; and the level of imported products in the Company's markets. The Company assumes no obligation to update the information contained herein.

RESULTS OF OPERATIONS

         Net sales for the Company were $140.4 million on shipments of 376,753 net tons for the three months ended January 31, 1998, compared to $143.7 million on shipments of 374,108 net tons for the three months ended January 31, 1997. For the second quarter ended January 31, 1998, net income for the period rose to $7.4 million, or $0.30 per share, compared to a net loss of $2.2 million or $0.09 per share, in the prior year period.

         Tons shipped in the quarter increased less than 1% compared to the prior year period which included results from the Houston rolling mill which was closed in the fourth quarter last year. Excluding the Houston rolling mill volume, tons shipped increased over 31% compared to the prior year period when operations were affected by reduced business levels related to uncertainties surrounding labor negotiations. Demand for the Company's structural products and wire rod was strong throughout the quarter. Additionally, semi-finished steel sales were higher, reflecting the strength of overall steel markets. Mild winter weather has kept construction activity strong. As a result, shipments in the seasonally weak second quarter were much higher than normal. Backlogs are strong across the Company's steel products line.

         Pricing for light structurals, wire rod and semi-finished steel were all higher than the year ago period. Price increases implemented during the second quarter should be in place for the entire third quarter and a further price increase was recently announced on the Company's light structural product line. Pricing for the Company's wire products remain unchanged, though shipments continue to be lower than the prior year.

         For the six-month period ended January 31, 1998, net sales were $279.3 million. Tons shipped decreased from 750,661 net tons for the six months ended January 31, 1997 to 743,392 for the comparable six months in the current year. For the six months ended January 31, 1998, net income rose to $15.2 million, or $0.62 per share, compared to a net loss of $4.2 million or $0.17 per share, in the prior year period. Fiscal 1998 year to date net income includes $3.1 million, or $0.12 per share, for recovery of previously disputed property tax payments made in prior years.

         Cost of goods sold, excluding depreciation, as a percentage of net sales for the three-month period ended January 31, 1998 decreased to 83.0% compared to the prior year at 92.5%. The decrease resulted primarily from increased operating efficiencies in the furnace operations and finishing mills and higher pricing levels for the products noted above. The cost of steel scrap, the Company's principal raw material, was higher than in recent quarters, but did not rise as much as anticipated. Steel scrap costs for the second quarter ended January 31, 1998, were essentially unchanged from the prior year period.

         Cost of goods sold, excluding depreciation, as a percentage of net sales for the six months ended January 31, 1998 was 84.4% compared to the prior year at 92.6%. The improvement resulted primarily as noted above.

         Depreciation expense decreased almost $2.0 million from $6.5 million in the second quarter of fiscal 1997 to $4.5 million in the current year's second quarter. Depreciation expense for fiscal 1998 year to date decreased almost $3.9 million. These decreases were due primarily to the impact of the closure of the Houston rolling mill in the fourth quarter last year.

         For the quarter ended January 31, 1998, selling and administrative expense was $3.0 million compared to $2.6 million in the prior fiscal year period. Selling and administrative expense for fiscal 1998 year to date was $6.1 million compared to $5.4 million in the prior fiscal year period. The increase is due primarily to somewhat higher compensation expense.

         Interest expense was $4.0 million for the quarter ended January 31, 1998 compared to $5.2 million in the prior fiscal year period. On a year to date basis, interest expense for fiscal 1998 was $8.4 million compared to $10.0 million in the prior year fiscal period. The decrease in interest expense is primarily due to the effect of almost $40 million in reduced inventory levels for the comparative six month periods which served to lower revolving credit borrowings.

         The provision for income taxes was $5.0 million and $10.2 million for the three months and six months ended January 31, 1998, respectively. This compared to a benefit for income taxes of $1.5 million and $2.8 million for the three and six month periods in the prior year, respectively, due to the pre-tax loss incurred for same period in the prior year. The Company will pay very little in cash taxes during fiscal 1998 due to utilization of tax loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. Funds for the Company's operational needs have been provided from internally generated cash and through utilization of the Company's credit facility. As of January 31, 1998, total liquidity, comprising cash, cash equivalents and funds available under the Company's credit facility, was $94.2 million compared to $50.4 million at July 31, 1997. The Company generated cash from operations of $49.9 million in the first six months of fiscal 1998 compared to a use of cash of $34.0 million in the prior year period. The increase is attributable to increased operating profits, utilization of tax net operating loss carryforwards including income tax refunds received and reduced inventory levels. The working capital ratio improved to 2.3 to 1 at January 31, 1998 compared to 2.1 to 1 at July 31, 1997.

         Net cash used in investing activities amounted to $4.5 million in the first six months of fiscal 1998 compared to $11.4 million in the prior year period. Due to the decreased earnings in the prior year, the Company reduced capital expenditure commitments which carried into the first six months of fiscal 1998. The Company currently anticipates capital expenditures for fiscal 1998 to range from $15 to $20 million.

         The Company has recently completed studies of its information systems. Although originally the Company considered a new systems implementation project, the Company has now determined that through conversion of existing software code, the Company expects its current information systems to be "Year 2000" compliant by mid-1999. The Company expects to spend less than $2 million over the next eighteen months on "Year 2000" conversion projects which will generally be expensed as incurred.

         On February 12, 1998, as described in the Company's Current Report on Form 8-K dated February 20, 1998, the Company entered into a letter of intent to merge with Bayou Steel Corporation ("Bayou"). The Company's Board of Directors directed management to negotiate a definitive merger agreement with Bayou. The Bayou proposal is a package of $2.29 cash and up to 7,000,000 shares of Bayou common stock, depending upon the value of Bayou shares at closing. Each shareholder of the Company will receive maximum aggregate consideration of $4.00 per share. The combination of the Company and Bayou is subject to execution of a definitive agreement, approval by both companies' stockholders, certain regulatory approvals and certain other conditions. Subject to these conditions, it is anticipated that the transaction will be consummated in the late spring of this year.

         On March 15, 1998, the Company received notification from the United Steelworkers of America ("USWA") that the USWA is interested in pursuing its right under its labor contract with the Company to propose a competing bid in the form of an employee led recapitalization of the Company as an alternative to the Bayou proposal. The Company will cooperate with the USWA in its efforts.

         On a longer term basis, the Company has significant future debt service obligations. The Company's ability to satisfy these obligations and to secure adequate capital resources in the future are dependent on its ability to generate adequate cash flow. This will be dependent on the Company's overall operating performance and be subject to general business, financial, competitive, including the announcements by three competitors that they intend to build new steel plants which will increase capacity in the structural steel market by approximately 2.5 million tons. Other factors could also affect the Company and the domestic steel industry, certain of which are beyond the control of the Company.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of the Company was held on December 17, 1997 for the purpose of electing five Directors for the coming year. There were a total of 21,747,327 shares of Common Stock cast.

  Two-Year Term                                      Votes For
  ------------------                                 ----------
  Marion H. Antonini                                 20,751,270
  Warner C. Frazier                                  20,795,307
  James A. Kohlberg                                  20,336,116
  Christopher Lacovara                               20,783,152
  George W. Peck IV                                  20,800,863


Item 6.  Exhibits and Reports on Form 8-K.

             (b)      Exhibit 20 - Other Statement to Security Holders
                                   Press Release dated February 13, 1998

             (c)      Exhibit 27 - Financial Data Schedule

             (d) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1998.



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       NORTHWESTERN STEEL AND WIRE COMPANY


                                     By        /s/ T. J. Bondy
                                        -----------------------------------
                                             Timothy J. Bondy
                                             Vice President, and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


March 17, 1998