Form 10-Q
period 1998-04-30
NORTHWESTERN STEEL & WIRE CO
filed 1998-06-15
CIK 73093

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarterly period ended April 30, 1998

                                      or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from            to
                              ------------   ------------

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

Number of shares of common stock outstanding as of June 9, 1998:

    Common Stock 24,903,424 shares
    (includes 420,272 treasury shares)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                      NORTHWESTERN STEEL AND WIRE COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended                Nine Months Ended
                                                               April 30,                         April 30,
                                                       --------------------------      ----------------------------
                                                            1998           1997             1998             1997
                                                                                 (Unaudited)
                                                     (in thousands of dollars except per share data and tonnage data)

Net sales                                              $   168,274    $   171,652      $   447,619      $   460,576
                                                       -----------    -----------      -----------      -----------

Cost and operating expenses:
     Cost of goods sold (excluding depreciation)           140,891        157,149          376,555          424,814
     Depreciation                                            4,256          6,582           13,374           19,573
     Selling and administrative                              3,817          3,869            9,912            9,234
                                                       -----------    -----------      -----------      -----------
        Total cost and operating expenses                  148,964        167,600          399,841          453,621
                                                       -----------    -----------      -----------      -----------

Operating profit                                            19,310          4,052           47,778            6,955
                                                       -----------    -----------      -----------      -----------

Other income and expenses:
     Interest expense                                        3,989          5,075           12,411           15,053
     Interest and other income                                (488)           (61)          (5,843)            (106)
                                                       -----------    -----------      -----------      -----------
        Total other income and expenses                      3,501          5,014            6,568           14,947
                                                       -----------    -----------      -----------      -----------

Income (loss) before income taxes                           15,809           (962)          41,210           (7,992)
Provision (benefit) for income taxes                         6,245           (389)          16,456           (3,229)
                                                       -----------    -----------      -----------      -----------

Net income (loss)                                      $     9,564    $      (573)     $    24,754      $    (4,763)
                                                       ===========    ===========      ===========      ===========


Basic net income (loss) per share                      $      0.39    $     (0.02)     $      1.01      $     (0.19)
                                                       ===========    ===========      ===========      ===========


Net tons shipped                                           435,711        448,611        1,179,103        1,199,272
                                                       ===========    ===========      ===========      ===========


                  The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                     NORTHWESTERN STEEL AND WIRE COMPANY
                         CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars except share data)


                                                      April 30,       July 31,
                                                        1998            1997
                                                      ---------      ---------
                             ASSETS
CURRENT ASSETS                                               (Unaudited)
  Cash and cash equivalents                          $  43,920       $   4,078
  Receivables, less allowance of
    $1,175 and $1,375, respectively                     61,651          67,228
  Income tax receivable                                    203           8,158
  Deferred income taxes                                 19,142          13,442
  Other assets                                           3,397           4,596
                                                     ---------       ---------
                                                       128,313          97,502
                                                     ---------       ---------
  Inventories, at lower of cost or market:
    Finished products                                   39,655          37,295
    Semi-finished products                              27,256          23,912
    Raw materials and supplies                          13,630          25,501
                                                     ---------       ---------
                                                        80,541          86,708
                                                     ---------       ---------
          Total current assets                         208,854         184,210
                                                     ---------       ---------
PLANT AND EQUIPMENT, at cost                           313,826         306,663
  Accumulated depreciation                             162,023         148,659
                                                     ---------       ---------
  Net plant and equipment                              151,803         158,004
                                                     ---------       ---------
DEFERRED INCOME TAXES                                   11,030          31,886
DEFERRED FINANCING COST                                  2,296           3,212
OTHER ASSETS                                             5,923           5,968
                                                     ---------       ---------
          Total assets                               $ 379,906       $ 383,280
                                                     =========       =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   $  49,208       $  43,405
  Accrued expenses                                      31,154          35,084
  Current portion of long term debt                     14,407           8,018
                                                     ---------       ---------
           Total current liabilities                    94,769          86,507

LONG TERM DEBT                                         125,249         163,450
OTHER LONG TERM LIABILITIES                             84,663          82,852
                                                     ---------       ---------
           Total liabilities                           304,681         332,809
                                                     ---------       ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock, par value $1 per share:
     - Authorized - 1,000,000 shares
     - Issued - none                                         -               -
   Common stock, par value $.01 per share:
     - Authorized - 75,000,000 shares
     - Issued - 24,903,424                             123,966         123,966
   Retained (deficit) earnings                         (43,417)        (68,171)
   Treasury shares, at cost; 420,272 shares
     of common stock                                    (5,324)         (5,324)
                                                     ---------       ---------
            Total shareholders' equity                  75,225          50,471
                                                     ---------       ---------
            Total liabilities and
              shareholders' equity                   $ 379,906       $ 383,280
                                                     =========       =========


                 The accompanying notes are an integral part
              of the unaudited consolidated financial statements

                     NORTHWESTERN STEEL AND WIRE COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Nine Months Ended
                                                              April 30,
                                                        1998            1997
                                                     -------------------------
                                                              (Unaudited)
                                                     (In thousands of dollars)
Cash Flows From Operations:
     Net income (loss)                              $   24,754       $  (4,763)
     Depreciation                                       13,374          19,573
     Loss on sale of plant and equipment                    42               -
     Amortization of deferred financing
       costs and debt discount                             989             676
     Deferred income tax expense                        15,156               -
     Income tax receivable                               7,955               -
     Decrease in receivables                             5,577              18
     Decrease (increase) in inventories                  6,167         (17,872)
     Decrease in other current assets                    1,199           1,992
     Decrease (increase) in other assets                    45         (13,456)
     Increase (decrease) in accounts payable
       and accrued expenses                              1,873         (26,734)
     Increase in other long term liabilities             1,811          15,821
                                                    ----------       ---------
Net cash provided by (used in) operations               78,942         (24,745)
                                                    ----------       ---------
Cash Flows From Investing Activities:
     Capital expenditures                               (7,238)        (15,092)
     Proceeds from sale of plant and equipment              23               -
                                                    ----------       ---------
Net cash used in investing activities                   (7,215)        (15,092)
                                                    ----------       ---------
Cash Flows From Financing Activities:
     Payments of long term debt                        (66,885)       (291,395)
     Proceeds from issuance of long
       term debt and revolver loans                     35,000         329,400
     Exercise of stock options                               -             180
                                                    ----------       ---------
Net cash (used in) provided by
  financing activities                                 (31,885)         38,185
                                                    ----------       ---------
     Increase (decrease) in cash and
       cash equivalents                                 39,842          (1,652)

Cash and Cash Equivalents:
     Beginning of period                                 4,078           5,558
                                                    ----------       ---------
     End of period                                  $   43,920       $   3,906
                                                    ==========       =========


Supplemental Disclosures of Cash Flow Information:
Cash Paid (Received) During the Period For:
     Interest                                       $    9,137       $  11,407
     Income taxes                                       (8,702)            120


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

2. The Consolidated Financial Statements for the three month and nine month periods ended April 30, 1998 and 1997 have not been audited. However, the Company believes the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature.

3. Basic net income (loss) per share amounts, as presented on the Consolidated Statements of Operations, are based on the weighted average actual shares outstanding of 24,483,152 and 24,862,496 for the three months and nine months ended April 30, 1998 and 1997, respectively. Only basic net income (loss) per share was presented for all periods since income (loss) per share remain the same for basic and diluted earnings per share. The dilutive impact for options issued pursuant to the various Company stock option plans are immaterial.

4. An income tax provision or benefit is recorded by estimating the annual effective income tax rate and applying that rate to pretax income or loss. The effective income tax rate was approximately 40% for the three months and nine months ended April 30, 1998 and 1997, which approximates the combined Federal and State statutory rates.

5. On April 27, 1998, after more than two months of merger negotiations with Bayou Steel Corporation, the Company announced it was unable to agree on mutually acceptable terms and conditions. Accordingly, negotiations with Bayou have been terminated and the Letter of Intent dated February 12, 1998 has expired and terminated. The merger termination is more fully described in Item 2 of this Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     On October 22, 1997, the Company was notified by the U.S. Department of Justice ("DOJ") that it intended to file suit against the Company for alleged violations of the 1990 Clean Air Act. The Company, DOJ and the U. S. Environmental Protection Agency ("USEPA") have reached an agreement in principle involving capital expenditures by the Company of approximately $6 million, additional environmental projects of approximately $1 million and an additional fine of approximately $.6 million. The agreement is subject to negotiating the terms of a consent decree in the months ahead.

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

FORWARD LOOKING INFORMATION

     Except for historical information, matters discussed in this Item 2 contain forward looking information and describe the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. The Company has identified these "forward looking" statements by words such as "should", "will pay", "lead to", "expects", "anticipates" and similar expressions. Risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements include the following: volumes of production and product shipments; changes in product mix and pricing; costs of scrap steel and other raw material inputs; changes in domestic manufacturing capacity; the level of non-residential construction and overall economic growth in the United States; changes in legislative, regulatory or industrial requirements; access to capital markets on acceptable terms; and the level of imported products in the Company's markets. The Company assumes no obligation to update the information contained herein.

RESULTS OF OPERATIONS

     Net sales for the Company were $168.3 million on shipments of 435,711 net tons for the three months ended April 30, 1998, compared to $171.7 million on shipments of 448,611 net tons for the three months ended April 30, 1997. For the third quarter ended April 30, 1998, net income for the period rose to $9.6 million, or $0.39 per share, compared to a net loss of $0.6 million or $0.02 per share, in the prior year period.

     Tons shipped in the quarter decreased almost 3% compared to the prior year period. However, the prior year period included results from the Houston rolling mill which was closed in the fourth quarter last year. Excluding the Houston rolling mill volume, tons shipped increased almost 23% compared to the prior year period. Markets for most of the Company's products continued to perform well in the quarter, with pricing generally higher than the prior year comparable period. Additionally, semi-finished steel sales were higher, reflecting the strength of overall steel markets. Strong demand in non-residential construction markets contributed to the improved performance. Backlogs decreased throughout the quarter ended April 30, 1998. However, the backlogs are higher than the prior year's third quarter.

     Pricing for light structurals, medium/heavy structurals and semi-finished steel were all higher than the year ago period, as well as the prior quarter. Price increases implemented during the second quarter were in place for the entire third quarter. Pricing on these products are anticipated to remain virtually unchanged for the balance of our fiscal year. However, for medium/heavy structurals, additional supply resulting from increased imports may put downward pressure on pricing as the Company enters the next fiscal year. Only in the Company's wire rod markets were volumes and pricing lower than the prior year comparable period.

     For the nine-month period ended April 30, 1998, net sales were $447.6 million. Tons shipped decreased from 1,199,272 net tons for the nine months ended April 30, 1997 to 1,179,103 for the comparable nine months in the current year. Excluding the Houston rolling mill volume, tons shipped increased almost 26% compared to the prior year period. For the nine months ended April 30, 1998, net income rose to $24.8 million, or $1.01 per share, compared to a net loss of $4.8 million or $0.19 per share, in the prior year period. Fiscal 1998 year to date net income includes $3.1 million, or $0.12 per share, for recovery of previously disputed property tax payments made in prior years.

     Cost of goods sold, excluding depreciation, as a percentage of net sales for the three-month period ended April 30, 1998 decreased to 83.7% compared to the prior year at 91.6%. The decrease resulted primarily from increased operating efficiencies in the furnace operations and finishing mills and higher pricing levels for the products noted above. The cost of steel scrap, the Company's principal raw material, was slightly higher than the previous quarter. Steel scrap costs for the third quarter ended April 30, 1998, were essentially unchanged from the prior year period.

     Cost of goods sold, excluding depreciation, as a percentage of net sales for the nine months ended April 30, 1998 was 84.1% compared to the prior year at 92.2%. The improvement resulted primarily as noted above.

     Depreciation expense decreased almost $2.3 million from $6.6 million in the third quarter of fiscal 1997 to $4.3 million in the current year's third quarter. Depreciation expense for fiscal 1998 year to date decreased almost $6.2 million. These decreases were due primarily to the impact of the closure of the Houston rolling mill in the fourth quarter last year.

     For the quarter ended April 30, 1998, selling and administrative expense was virtually unchanged from the prior fiscal year period. Selling and administrative expense for fiscal 1998 year to date was $9.9 million compared to $9.2 million in the prior fiscal year period. The increase is due primarily to somewhat higher compensation expense.

     Interest expense was $4.0 million for the quarter ended April 30, 1998 compared to $5.1 million in the prior fiscal year period. On a year to date basis, interest expense for fiscal 1998 was $12.4 million compared to $15.1 million in the prior year fiscal period. The decrease in interest expense is primarily due to the effect of almost $40 million in reduced inventory levels for the comparative nine month periods which served to lower revolving credit borrowings.

     The provision for income taxes was $6.2 million and $16.5 million for the three months and nine months ended April 30, 1998, respectively. This compared to a benefit for income taxes of $0.4 million and $3.2 million for the three and nine month periods in the prior year, respectively, due to the pre-tax loss incurred for same period in the prior year. The Company will pay very little in cash income taxes during fiscal 1998 due to utilization of tax loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. Funds for the Company's operational needs have been provided from internally generated cash and through utilization of the Company's credit facility. As of April 30, 1998, total liquidity, comprising cash, cash equivalents and funds available under the Company's credit facility, was $115.0 million compared to $50.4 million at July 31, 1997. The Company generated cash from operations of $78.9 million in the first nine months of fiscal 1998 compared to a use of cash of $24.7 million in the prior year period. The increase is attributable to increased operating profits, utilization of tax net operating loss carryforwards, income tax refunds received and reduced inventory levels. The working capital ratio improved to 2.2 to 1 at April
30, 1998 compared to 2.1 to 1 at July 31, 1997.

     Net cash used in investing activities amounted to $7.2 million in the first nine months of fiscal 1998 compared to $15.1 million in the prior year period. Due to the decreased earnings in the prior year, the Company reduced capital expenditure commitments which carried into the first nine months of fiscal 1998. The Company currently anticipates capital expenditures for fiscal 1998 to range from $11 to $14 million.

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

     On April 27, 1998, after more than two months of merger negotiations with Bayou Steel Corporation, the Company announced it was unable to agree on mutually acceptable terms and conditions. Accordingly, negotiations with Bayou have been terminated and the Letter of Intent dated February 12, 1998 has expired and terminated. Costs incurred on this project were approximately $.5 million. With the end of these merger negotiations, the Company has refocused its attention on the development of internal plans as a stand-alone company. With the current strong financial performance and greatly strengthened balance sheet, the Company is developing a strategy to modernize the manufacturing operations at its Sterling complex. Through the combination of the strength of the Company's presence in its markets, continued favorable capital markets environment and innovative employee cooperation, the goal of the Company's internal plans are to achieve a stronger, more cost competitive Company.

     During the quarter, the Company received a favorable determination letter from the Internal Revenue Service regarding the application to terminate the Company's Employee Stock Ownership Plan (the "ESOP"). Accordingly, approximately 3.6 million shares of common stock are being distributed to ESOP participants. Approximately 1.1 million shares of such common stock have been designated to be sold in the open market and the balance transferred to investment accounts directed by the ESOP participants.

     On a longer term basis, the Company has significant future debt service obligations. The Company's ability to satisfy these obligations and to secure adequate capital resources in the future are dependent on its ability to generate adequate cash flow. This will be dependent on the Company's overall operating performance and successful implementation of the Company's internal plans and be subject to general business, financial, capital markets, labor cooperation and competitive conditions, including the announcements by three competitors that they intend to build new steel plants which will increase capacity in the structural steel market by approximately 2.5 million tons. Other factors could also affect the Company and the domestic steel industry, certain of which are beyond the control of the Company.


                         PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 6.  Exhibits and Reports on Form 8-K.

           (a) Exhibit 20 - Other Statement to Security Holders
                            Press Release dated April 27, 1998

           (b) Exhibit 27 - Financial Data Schedule

           (c) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1998.



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


June 15, 1998