Form 10-K405
period 1998-07-31
NORTHWESTERN STEEL & WIRE CO
filed 1998-10-28
CIK 73093

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 1998

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

                              NAME OF EACH EXCHANGE

                     TITLE OF EACH CLASS  ON WHICH REGISTERED
                           None                  None

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [x]

     On October 23, 1998 the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant: $26.6 million

     On October 23, 1998, a total of 24,905,424 Common Stock, par value $0.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference in the respective Parts hereof indicated:

     None

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Founded in 1879, the Company is a major mini-mill producer of structural steel products and rod and wire products. In contrast to integrated mills which produce steel from coke and iron ore through the use of blast furnaces and basic oxygen furnaces, mini-mills use electric arc furnaces to melt steel scrap and cast the resulting molten steel into long strands of various shapes in a continuous casting process. The Company's steel products include wide flange beams, light structural shapes, merchant bars and semi-finished steel. On October 7, 1998, the Company announced the exit of the majority of its wire products business by the end of calendar 1998. The remaining rod and wire products include concrete reinforcing mesh, manufacturer's wire and cut rod products. The Company is ceasing production of its agricultural, nail and lawn and garden product lines.

     The Company pioneered the use of electric arc furnaces for steelmaking, installing its first electric arc furnace in 1936. The Company's two 400-ton electric arc furnaces are among the world's largest.

     The Company's operations are located in Sterling, Illinois (the "Sterling Operations") and Hickman, Kentucky (the "Kentucky Facility"). The Sterling Operations consist primarily of a melt shop with two 400-ton electric arc furnaces with an annual scrap melting capacity in excess of 1.6 million tons, two ladle metallurgical furnaces, two continuous casters, three rolling and finishing mills and the Company's wire operations. The Kentucky Facility is the Company's newest operation which produces concrete reinforcing mesh. The Company's continuous casters have sufficient capacity to cast semi-finished steel for all of the Company's rolling and finishing mills.

     In July 1997, the Company closed a rolling mill in Houston, Texas which produced wide flange beams. On July 24, 1998, the Company signed a letter of intent to sell the Houston facility including the land and buildings in exchange for cash.

RISK FACTORS

     The Company is facing increasing competition, in both the domestic and foreign markets, and has significant future debt service obligations. The effects of these factors are described under Item 1. Business-Competition and
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - First Quarter Fiscal 1999 and - Liquidity, Capital Resources and Outlook.

OPERATIONS

     The Company's operations constitute one line of business with several classes of products. Operations are divided into the Steel Products Group and the Rod and Wire Products Group.

     The Steel Products Group produces raw steel using the electric arc furnace process. Semi-finished steel is made by continuous casting into billets and blooms. Recent improvements in the melt shop operations include a second ladle metallurgical station, a higher voltage transformer to reduce the time needed to produce a ton of steel, new ladle transfer cars and improved furnace controls.

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

     The Rod and Wire Products Group produces rods for use in drawing to various wire gauges and other fabricated wire products for shipments to the construction industry. In addition, rods are sold to other wire manufacturers. Recent capital improvements include construction of a high-speed reinforcing mesh facility in Hickman, Kentucky.

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

     In recent years, 40% - 50% of the Company's steel rod production has been utilized in the manufacture of the Company's rod and wire products, while the remaining rod production was sold to other manufacturers of wire products. With the Company's decision to exit the majority of its wire products business by the end of calendar 1998, the Company intends to market a correspondingly greater amount of rod to external rod markets although there can be no assurance as to selling price and over what time-frame this will be realized. The Company sells its rod and cut rod products largely to the construction industry in the upper Midwest region of the United States. Manufacturers' wire is sold directly to manufacturers of a variety of products, such as fan guards, automotive door rods, shopping carts and dishwasher baskets.

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

COMPETITION

     The Company competes with a number of domestic minimills and steel imports. The Company does not compete against any integrated steel producers, nor does it participate in the flat rolled steel market. In the Company's medium and heavy structural product range, the Company believes its principal competitors are Nucor-Yamato Steel Company and Chaparral Steel Company. In the light structural shape market, a number of domestic minimills compete with the Company, including Bayou Steel Corp., Birmingham Steel, Chaparral Steel, North Star Steel Co. and Nucor Corporation. With the strength of the U. S. dollar and a relatively strong
U. S. economy compared to other countries, foreign exports of steel into the United States have increased dramatically throughout calendar 1998. Import levels for the first six months of calendar 1998 have exceeded the total imports for all of calendar 1997 by 50% and estimated import levels for all of calendar 1998 are anticipated to exceed historic records. Significant import levels of steel into the United States are expected for the foreseeable future with continued downward pressure on pricing.

     During 1998, competitors of the Company began construction of three new structural steel mills. These mills are expected to add up to as much as 1.9 million tons of capacity by the end of calendar 1999 across a broad range of structural products, many of which are currently produced by the Company. Additionally, a potential new competitor to the Company, Steel Dynamics Inc., has announced its intention to build a new structural rolling mill in Indiana which if built, would add an additional 900,000 tons of new capacity. In contrast to the Company's mills which were installed 20 or more years ago, these new mills will be modern, state-of-the-art operations with lower costs than the Company's (including lower labor costs associated with their non-union labor force). Moreover, if the Steel Dynamics mill is built, it will erode the freight advantage the Company presently enjoys with its Midwest customers. The effects of this additional competition are described under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - First Quarter Fiscal 1999 and - Liquidity, Capital Resources and Outlook.

     The market for rod and wire products in which the Company competes is generally confined to the Midwest region of the United States in which the Sterling Operations are located. This confinement results from significant foreign exports of rod into the other regions of the United States and the relatively high freight costs as compared to product values on wire products. The Company's competitors in the rod market include G.S.T., Rocky Mountain Steel L.P., Keystone Steel & Wire Co. ("Keystone") and North Star Steel Co.

BACKLOG

     As of September 30, 1998, order backlog, all of which is expected to be filled in fiscal 1999, totaled approximately $71 million compared with approximately $99 million as of September 30, 1997. The change in order backlog is primarily in the Company's rod, structural and semi-finished products. The Company believes that the decrease in order backlog reflects additional market supply for structural and rod products due to significant increases in foreign exports of steel into the United States and weaker demand for the Company's semi-finished products due to deteriorating steel markets.

SALES BY DIVISION

     During the fiscal years ended July 31, 1998, 1997 and 1996 no single customer accounted for more than 10% of total dollar net sales. Sales to the Company's ten largest customers accounted for approximately 31% of total net sales in fiscal 1998. Total foreign sales accounted for approximately 1% of total fiscal 1998 net sales.

     For the fiscal years indicated below, the approximate percentage of net sales contributed by each class of similar products is as follows:


                                   1998             1997              1996
                                   ----             ----              ----
Steel Products Group
  Structural                       42.5%             51.2%            59.3%
  Merchant bar                     13.0               9.1              8.2
  Semi-finished                    12.1               7.8              5.0
                                  -----             -----            -----
                                   67.6              68.1             72.5
                                  -----             -----            -----

Rod and Wire Products Group
  Wire Products                    17.9              18.3             17.7
  Rod                              14.5              13.6              9.8
                                  -----             -----            -----
                                   32.4              31.9             27.5
                                  -----             -----            -----

Total                             100.0%            100.0%           100.0%
                                  =====             =====            =====


EMPLOYEES

     As of July 31, 1998, there were approximately 2,000 active employees of the Company, approximately 1,650 of which are members of four collective bargaining units. The majority are members affiliated with the United Steelworkers of America ("USWA"), and the remainder represented by one local union affiliated with the United Plant Guard Workers of America and one local union affiliated with the International Brotherhood of Teamsters. The Company is party to collective bargaining agreements with the USWA with respect to employees in Sterling and Rock Falls, Illinois, which agreements expire on August 1, 2000. Certain employees at the Hickman, Kentucky facility are also represented by the USWA under a collective bargaining agreement that expires January 1, 2001. The two remaining bargaining units are party to collective bargaining agreements with the Company, of which the United Plant Guard expires in fiscal 2000 and the Teamsters expires in fiscal 2001.

     With the Company's announcement on October 7, 1998 to exit the majority of its wire products business by the end of calendar 1998, approximately 400 employees of the Company will be affected through retirement, layoff or severance. Pursuant to the terms of the labor agreement, the Company has notified the USWA of this decision and WARN notification has been given to the effected employees.

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

     The Company has been cited by the United States Environmental Protection Agency ("USEPA") for alleged violations of clean air standards and other requirements at its Sterling furnace operations. On October 22, 1997, the Company was notified by the U. S. Department of Justice ("DOJ") that it intended to file suit against the Company for alleged violations of the CAA. The Company has agreed to settle this claim pending final approval. The agreement, if approved, would require the Company to pay a civil penalty of approximately $600,000 and achieve and maintain compliance with the CAA through future capital expenditures that the Company anticipates to range between $5.0 and $7.0 million. Additionally, the Company would also undertake several Supplementary Environmental Projects that could total $1.0 million in capital expenditures.

     The Resource Conservation and Recovery Act ("RCRA") regulates the disposal of emission control sludge/dust from electric arc furnaces ("K061"), a waste stream generated in significant quantities at the Sterling Operations. The Company is complying with RCRA with respect to K061 by using a third party to chemically stabilize this waste before its disposal. Fiscal 1998 expenses in connection with such services were approximately $4.4 million. This chemical stabilization process allows the Company to use the fully permitted hazardous waste landfill at the Sterling Operations for disposal of the stabilized K061.

     In 1994, the Company received a modification to its Part B RCRA permit from the Illinois EPA to allow an expansion to its hazardous waste landfill. The Company currently estimates a cost of $3.1 million to close its hazardous waste disposal site in 2008, of which $2.0 million has been accrued to date. The Company also operates an on-site non-hazardous waste landfill which it expects to operate for several years.

     The Company has occasionally exceeded the limits of its wastewater discharge permit at its Sterling Operations. The Company believes that modified operating procedures and certain equipment upgrades have eliminated the waste water discharge concerns of the State of Illinois and the EPA.

     In November 1996, the USEPA issued a notice of a multi-media (air, water and land) compliance review of all electric arc furnace steel mills in a six state area, including Illinois. The USEPA conducted an inspection at the Company's Sterling operations in July 1997. As a result of this inspection, in August 1998, the USEPA proposed an immaterial civil penalty for hazardous waste and PCB (polychlorinated biphenyl) storage and paperwork violations. The Company is negotiating the amount of the penalty and has agreed to clean the area in question for the alleged hazardous waste violation. These costs are not expected to be material.

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

ENTERPRISE ZONE DESIGNATION

     In 1988, the Company's property was designated to be within an Illinois Enterprise Zone ("Enterprise Zone") by the Illinois Department of Commerce and Community Affairs. The primary benefit to the Company of operating within an Enterprise Zone is the receipt of a state utility tax exemption on gas and electricity as well as an exemption on the Illinois Commerce Commission's administrative charge on these utilities. The Company has been able to demonstrate sufficient capital spending and thus is entitled to the utility tax exemption through July 31, 2003. This utility tax exemption is expected to save the Company approximately $2.0 million to $2.5 million per year through July 31, 2003.

     An additional benefit to the Company of operating within the Enterprise Zone is the receipt of a state sales tax exemption on the purchase of consumable manufacturing supplies. Eligibility for the sales tax exemption was contingent upon the Company making a $40 million investment that causes the retention of 2,000 full time jobs in Illinois. The Company has been able to demonstrate sufficient capital spending and thus has utilized the sales tax exemption to date. With the Company's anticipated reduction of approximately 400 employees resulting from the exit of the majority of its wire products business, the Company will no longer be eligible for this sales tax exemption. This sales tax exemption saved the Company approximately $300,000 to $400,000 per year.

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

     Plant 1, comprising 641,081 square feet of floor space, consists of a wire mill with equipment for drawing, galvanizing and annealing wire, and machinery for manufacturing fence, netting, nails and other wire products. It is anticipated that a significant portion of this facility will be idled by the end of calendar 1998 due to the Company's decision to exit the majority of its wire products business.

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

     Plant 3 consists of a 24" structural mill, with a total annual capacity of 450,000 tons. The plant comprises approximately 900,000 square feet of floor space.

     Manufacturing facilities for the production of welded wire products are located at the Rock Falls Plant 4, which consists of 397,880 square feet. This facility is expected to be idled by the end of calendar 1998 due to the Company's decision to exit the majority of its wire products business.

     The 14" merchant bar and light structural mill, comprising 434,740 square feet and having an annual capacity of 400,000 tons, is located at Plant 5.

     The Kentucky Facility consists of a manufacturing facility for the production of concrete reinforcing mesh. The facility comprises approximately 192,000 square feet of floor space and has an annual capacity of 36,000 net tons.

     Plant 6 consists of 48,304 square feet of floor space and is currently idle.

     The Company's idled Houston facility consists of a wide flange structural mill and comprises approximately 860,000 square feet of floor space on approximately 180 acres of land. The property has access to the Houston ship channel. On July 24, 1998, the Company signed a letter of intent to sell the Houston facility including the land and buildings in exchange for cash.

     All buildings are owned by the Company and are of steel, brick or concrete construction. The Company believes that its plants and equipment are in satisfactory operating condition.

     Pursuant to the Company's existing credit facility, the Company has granted mortgages on all of the Company's real estate and security interests in its other assets, including equipment and fixtures.

ITEM 3. LEGAL PROCEEDINGS

     Information on legal proceedings is contained on page 31 in the Note to Consolidated Financial Statements entitled "Commitments and Contingent Liabilities" included in this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 31, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     At September 30, 1998, 24,484,823 shares of Common Stock were issued and outstanding and held by approximately 1,300 registered holders.

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

     The Company's Common Stock is traded on the NASDAQ stock market under the ticker symbol NWSW. The range of Common Stock sales prices for each of the quarters during the past two fiscal years (as reported by NASDAQ) are set forth under the caption "Quarterly Financial Data" on page 33 included in this Annual Report on Form 10-K in the rows captioned "Stock Price Range".

ITEM 6. SELECTED FINANCIAL DATA
        (In thousands, except per share data)

                                                                          FISCAL YEARS ENDED JULY 31,
                                              --------------------------------------------------------------------------------
                                                  1998            1997             1996             1995              1994
                                              -----------    ---------------    ----------      ------------      ------------
             STATEMENT OF OPERATIONS DATA:
                                 Net sales    $   596,437    $    640,980       $  661,069      $    638,420      $    603,609
Cost of goods sold (excluding depreciation)       496,906         587,245          588,774           563,325           540,701
        Selling and administrative expenses        13,017          13,546           11,920            11,334            10,882
                         Non-recurring item             -          92,943 (2)            -                 -                 -
                    Operating (loss) profit        68,966         (78,581)(2)       35,587            40,718            29,821

                           Interest expense        16,372          20,031           18,583            19,674            19,221


          Income (loss) before income taxes        68,918 (1)     (98,420)          17,167            21,178            10,730

                          Net income (loss)   $    41,696    $    (63,120) (2)   $  20,670 (3)  $     26,978 (4)  $     10,010

         Net income (loss) per common share          1.70           (2.54) (2)        0.83 (3)          1.07 (4)          0.40


                                OTHER DATA:
                       Capital expenditures   $    12,069    $    17,435        $   36,269      $     35,573      $     22,930
                                 EBITDA (5)   $    86,514    $   (52,754) (2)   $   60,375      $     64,883      $     53,148
                 Total Tons Shipped (000's)         1,558          1,686             1,668             1,662             1,632
                           Active employees         1,945          2,100             2,339             2,380             2,517


                                                                                   AT JULY 31,
                                              --------------------------------------------------------------------------------
                                                  1998            1997             1996             1995              1994
                                              -----------    ---------------    ----------      ------------      ------------
                        BALANCE SHEET DATA:
                             Current assets   $   201,254    $   184,210        $  190,279      $    186,045      $    168,999
                  Plant and equipment - net       152,460        158,004           241,189           229,708           217,178
                               Other assets        29,485         41,066            11,050             5,655             7,999
                                              -----------    -----------        ----------      ------------      ------------
                               Total assets   $   383,199    $   383,280        $  442,518      $    421,408      $    394,176
                                              ===========    ===========        ==========      ============      ============

                        Current liabilities   $    78,459    $    86,507        $  105,742      $     96,641      $     90,082
                             Long term debt       116,141        163,450           153,646           162,110           166,942
                Other long term liabilities       101,899         82,852            77,114            75,042            79,246
                      Deferred income taxes             -              -                 -             4,744             7,402
                       Shareholders' equity        86,700         50,471           106,016            82,871            50,504
                                              -----------    -----------        ----------      ------------      ------------
 Total liabilities and shareholders' equity   $   383,199    $   383,280        $  442,518      $    421,408      $    394,176
                                              ===========    ===========        ==========      ============      ============

                            Working capital   $   122,795    $    97,703        $   84,537      $     89,404      $     78,917
                                              ===========    ===========        ==========      ============      ============

Notes for Summary of Selected Financial Data
--------------------------------------------

(1) Includes other income of $9.7 million and $5.2 million related to a settlement with three of the Company's electrode suppliers and property tax settlements paid in earlier years, respectively.
(2) Reflects a pre-tax charge of $92.9 million ($59.9 million after-tax, or $2.40 per share) related to the closure of the Houston structural mill.
(3) Net income included a $10.4 million or $.42 per share tax benefit due to recognition of certain deferred tax assets which are now more likely than not to be realized.
(4) Net income included a $10.6 million or $.42 per share tax benefit due to recognition of certain deferred tax assets which are now more likely than not to be realized.
(5) EBITDA is defined as operating profit plus depreciation and amortization. The Company believes EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent net income or cash flow from operations as determined by generally accepted accounting principles, and is not necessarily an indication of whether cash flow will be sufficient to fund cash requirements.

                           FORWARD LOOKING STATEMENTS

     Except for historical information, matters discussed in this Form 10-K contain forward looking information and describe the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. The Company has identified these "forward looking" statements by words such as "believes", "estimates", "should", "could", "will pay", "lead to", "expects", "anticipates", and similar expressions. Risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements include the following: volumes of production and product shipments; changes in product mix and pricing; costs of scrap steel and other raw material inputs; changes in domestic manufacturing capacity; the level of non-residential construction and overall economic growth in the United States; the level of imported products in the Company's markets; changes in legislative, regulatory or industrial requirements; and modernizing or replacing the Company's existing rolling mills including the need to access the capital markets on acceptable terms and to modify certain terms of its labor agreement with the USWA. The Company assumes no obligation to update the information contained herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

     Net sales for fiscal 1998 were $596.4 million, a decrease of $44.6 million or 7% from fiscal 1997. Revenues decreased in fiscal 1998 as a result of the closure of the Houston rolling mill. Although the closure reduced the Company's capacity to produce medium and heavy structural products by approximately 50%, total volume shipped in these products was only off approximately 33% compared to the prior year. The Company's remaining facility for these products experienced an increase of almost 35% in shipments during fiscal 1998, recording the highest level in the Company's history. Additionally, the Company experienced a 2% improvement in pricing for medium and heavy structural products in fiscal 1998 compared to the prior year. The Company has seen a recent weakening in orders for these structural products at the end of fiscal 1998 due to record breaking levels of foreign imports into the United States. Additionally, the Company anticipates continued high levels of imports for the foreseeable future. The Company saw strong performance during 1998 for its light structural and bar products as volume increased over 17% and revenue increased 23% compared to the prior year. Rod shipments decreased approximately 3% in 1998 compared to the prior year. The decrease in rod shipments relate to the end of operating difficulties experienced by certain competitors during the first half of 1998 and the significant increase in foreign imports into the United States during the latter half of 1998. The significant increase in imports of foreign steel contributed to almost an 8% decrease in rod pricing by the last quarter of 1998 compared to the first half of 1998. Shipments for the Company's small structural products increased approximately 17% in 1998 and in conjunction with a 5% increase in pricing, resulted in a 23% increase in sales revenue. Semi-finished steel sales were higher in 1998 compared to the prior year period due to increased strength in the overall steel markets, however, selling prices and margins are lower in this product group than the Company's value-added finished products. As the overall steel markets deteriorate going into fiscal 1999, the Company anticipates that semi-finished steel sales will decrease as our customers are able to supply their needs with their internal production capabilities.

     Net sales for fiscal 1997 decreased by $20.1 million or 3% from fiscal 1996. The 3% decrease in fiscal 1997 net sales resulted from greatly reduced order levels going into fiscal 1997 which were directly related to the uncertainties surrounding labor negotiations. Volume in medium and heavy structural products were off approximately 20% compared to the prior year which occurred primarily during the first half of fiscal 1997. The Company saw strong performance during 1997 for its rod products as both volume and revenue increased over 34% compared to the prior year. This improvement in rods was the result of disruptions in supply due to difficulties experienced by certain competitors. Shipments for the Company's small structural products increased approximately 9% in 1997, however, pricing in this product range was lower which resulted in a 6% increase in sales revenue. Semi-finished steel sales were higher in 1997 compared to the prior year period.

     Volumes shipped and revenues will be lower in fiscal 1999 compared to 1998 due to the exit of the majority of the Company's wire products business consisting of agricultural, nail and lawn and garden products. In 1998, these products impacted gross revenues by $74.1 million on almost 92,000 net tons. Additionally the record import levels of foreign steel in the Company's rod and structural markets will continue to put downward pressure on both pricing and volume for the foreseeable future.

COST OF GOODS SOLD

     Cost of goods sold (excluding depreciation) as a percentage of net sales decreased from almost 92% in fiscal 1997 to approximately 83% in fiscal 1998. This decrease resulted primarily from the strength of the fiscal 1998 steel markets in which the Company participated. Increased operating efficiencies in the furnace operations and finishing mills in conjunction with improved selling price levels for the products noted above contributed to the almost nine percentage point improvement in cost of goods sold percentage. Additionally the Company's principal raw material, steel scrap, decreased approximately 1% in 1998 compared to 1997. As the overall steel markets deteriorate going into 1999, the Company anticipates that the cost of goods sold percentage will increase from the record low levels achieved in 1998. With the increased presence of foreign steel in the Company's markets, volume will decrease reducing the capabilities of the Company to maintain operating efficiencies achieved in 1998. Additionally, product pricing will continue to experience downward pressure in the Company's markets. These deteriorations will be somewhat offset by lower scrap costs as the weakening steel industry and export demand for scrap contribute to significant reductions in the cost of scrap. The net effect of the volume, pricing and scrap impacts will increase the cost of goods sold percentage to more historical norms.

     Cost of goods sold (excluding depreciation) as a percentage of net sales increased from 89% experienced in fiscal 1996 to almost 92% for 1997. The increase resulted primarily from higher costs associated with decreased production levels for medium and large structural products, lower pricing levels for all structural products and higher operating costs during the first half of fiscal 1997. The Company's principal raw material, steel scrap, decreased slightly in 1997.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses were $13.0 million in fiscal 1998 compared to $13.5 million in the prior year. The decrease resulted primarily from the settlement of employment obligations with the former chief executive officer of the Company and higher professional fees in the prior year, offset somewhat by increased performance compensation expense.

     Selling and administrative expenses were $13.5 million in fiscal 1997 compared to $11.9 million in the prior year. The increase resulted primarily from the settlement of employment obligations with the former chief executive officer of the Company, as well as higher professional fees.

NON-RECURRING ITEM

     During the fourth quarter of fiscal 1997, the Company closed its unprofitable Houston structural mill. As a result, the Company recorded a one-time, non-recurring pre-tax charge of $92.9 million. The charge was primarily non-cash and included the writedown to estimated fair market value of the facility and equipment related to the Houston operations, closure costs and employee termination expenses.

OPERATING PROFIT

     Operating profit increased dramatically to almost $69.0 million in 1998 compared to $14.4 million in the prior year excluding the one-time, non-recurring charge of $92.9 million. The 1998 operating profit represents the highest profit levels in the Company's history. The strength of the fiscal 1998 steel market for structural products contributed to improved cost and stronger pricing for this product which significantly impacted the Company's earnings.

     Operating profit excluding the one-time, non-recurring charge of $92.9 million, was $14.4 million, a decrease of $21.2 million in fiscal 1997 compared to fiscal 1996. The decrease in operating profit was due primarily to the impact of labor negotiations and a potential work stoppage at the beginning of fiscal 1997, as well as from increased losses in the Company's wire products operations. Shipment volumes for medium and large structural products were down significantly due to greatly reduced order levels during the first half of the fiscal year. Orders for large structurals, the least profitable structural products, did not recover which contributed to the decision to close the Houston operations.

INTEREST EXPENSE

     Interest expense was $16.4 million for 1998, a $3.6 million decrease compared to the prior year. The decrease in interest expense is primarily due to decreased borrowings resulting from improved working capital management and increased cash flow from operations.

     Interest expense was $20.0 million for 1997, a $1.4 million increase compared to the prior year. The increase in interest expense is primarily due to increased borrowings resulting from higher inventory levels and reduced cash flow from operations.

INTEREST AND OTHER INCOME

     Other income increased significantly in 1998 due to the settlement of claims against electrode suppliers regarding prices paid for graphite electrodes in 1998 and earlier years resulting in a $9.7 million benefit. Additionally, the Company also recognized a $5.2 million benefit for recovery of disputed property tax payments made in earlier years.

INCOME TAXES

     The provision for income taxes was $27.2 million based on income before taxes of $68.9 million. Due to the loss before income taxes of $98.4 million in fiscal 1997, the Company recognized a benefit for income taxes of $35.3 million. The effective tax rate in fiscal 1999 is expected to approximate 39%.

NET (LOSS) INCOME

     Net income of $41.7 million or $1.70 per share in fiscal 1998 compares to a net loss of $63.1 million or $2.54 per share in fiscal 1997.

     Net loss of $63.1 million or $2.54 per share in fiscal 1997 compares to net income of $20.7 million or $.83 per share in the prior year.

NEW ACCOUNTING STANDARDS

FAS 130

     In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements and is effective for fiscal years beginning after December 15, 1997. The statement will be adopted in the first quarter of fiscal year 1999, but is not expected to have a significant impact on the Company's financial statement disclosures.

FAS 131

     Also, in June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments. The Standard focuses on disclosures about products and services, major customers, and the geographic areas in which the entity holds assets and reports revenues. SFAS 131 is effective for financial statement periods beginning after December 15, 1997. The Company is currently evaluating the effects of this standard on its financial statement disclosures and intends to make the appropriate disclosures by the end of fiscal year 1999.

FAS 132

     In February 1998, the FASB issued Statement of Financial Accounting Standard No. 132, ("SFAS 132"), "Employers' Disclosures about Pension and other Postretirement Benefits". SFAS 132 revises an employer's disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. The Standard was developed to standardize disclosure requirements, provide additional information on changes in the benefit obligations and fair values of plan assets, and eliminate certain disclosures which were previously required. SFAS 132 is effective for fiscal years beginning after December 15, 1997. The Statement will be adopted in fiscal year 1999.


ENVIRONMENTAL MATTERS

     The Company is subject to various federal, state and local laws and regulations. See "Commitments and Contingencies" Note to Consolidated Financial Statements and "Environmental Compliance" in Item 1 of this Form 10-K.

YEAR 2000

     The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1997, the Company identified the following areas critical for its successful implementation of Y2K compliance: (1) financial and information system applications, (2) manufacturing applications and (3) vendor and other third-party relationships. For each of these areas, the Company has established the following procedures to enable it to meet its Y2K compliance obligation: (a) identifying systems potentially susceptible to Y2K compliance issues, (b) developing and implementing corrective actions and (c) testing to ensure compliance. Management believes that the Company is devoting the necessary resources to identify and resolve significant Y2K issues in a timely manner.

FINANCIAL AND INFORMATION SYSTEM APPLICATIONS: The Company utilized the services of outside consultants to identify areas of exposure and solution implementation for the financial and information system applications. Financial and information system applications consist of the Company's main-frame computer hardware and operating system, and the applications software. The Company has recently upgraded the main-frame operating system, which is presently in use and has been successfully tested for Y2K compliance. All applications software have been identified for Y2K compliance, upgraded where necessary and are currently in use. The Company is currently testing these upgraded systems for Y2K compliance and estimates that the testing is 85% complete. The Company believes completion of such testing will occur during the second quarter of fiscal 1999. The total cost of these Y2K compliance activities, estimated at less than $1.0 million, has not been, and is not anticipated to be material to the Company's financial position or its results of operations and have all been or will be expensed as incurred. Based on the information gathered and the testing performed to date, the Company does not believe any material exposure to significant business interruption exists as a result of Y2K issues from the financial and information system applications.

MANUFACTURING APPLICATIONS: The Company's manufacturing facilities rely on systems for process control and production monitoring. Failure to identify, correct and test Y2K sensitive systems at our manufacturing facilities could result in manufacturing interruptions. The Company has identified and catalogued hardware and software systems used in the manufacturing process. The Company is currently analyzing responses from the suppliers of these manufacturing applications and thus does not, at this time, have sufficient data to estimate the cost of achieving Y2K compliance for its manufacturing applications. If the Company is unable to achieve Y2K compliance for its manufacturing applications, the Year 2000 could have a material impact on the operations of the Company. The Company currently estimates the analysis of information and recommendation of corrective actions will be completed by mid-fiscal 1999. Additionally, the Company expects implementation and testing will be completed by the end of fiscal 1999.

VENDOR AND OTHER THIRD-PARTY RELATIONSHIPS: The Company relies on third party suppliers for raw materials, utilities, transportation and other key supplies and services. Interruption of supplier operations due to Y2K issues could adversely affect the Company's operations. The Company has initiated efforts to evaluate the status of supplier's efforts to prepare for Y2K compliance issues through a survey sent to its suppliers. Responses are currently being evaluated and second requests mailed for non-responses. Unsatisfactory responses or non-responses from critical suppliers will result, to the extent possible, in alternate sources being utilized. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third-party failure. The Company is also dependent upon its customers for sales and cash flow. The Company does not currently have any formal information concerning the Y2K compliance status of its customers but has received indications that most of the Company's customers are working on Y2K compliance. Y2K interruptions in the Company's customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, the Company believes its customer base is broad enough to minimize the impact of isolated occurrences. The Company does not believe it will experience material costs related to its Y2K compliance activities for vendors and other third party relationships.

     The foregoing assessment of the impact of the Y2K issue on the Company is based on management's estimates at the present time. The assessment is based upon numerous assumptions as to future events. There can be no assurance that these estimates and assumptions will prove accurate, and the actual results could differ materially. To the extent that Y2K issues cause significant delays in production or limitation of sales, the Company's results of operations and financial position would be materially adversely affected.

FIRST QUARTER FISCAL 1999

Discontinuance of Wire Products

     On October 7, 1998, the Company announced that it will exit the majority of its wire products business by the end of calendar 1998. Specifically, the Company will cease in an orderly fashion production and marketing of its agricultural, nail and lawn and garden product lines. The Company will continue to produce and market manufacturer's wire and cut rod products at its Sterling Operations. The Company has incurred losses in these product lines during the last three years. The continued growth of low cost imported products and continued pressure from lower cost domestic producers has impacted the profitability and competitive position of these products. The Company has concluded that market conditions today and for the foreseeable future are such that these product lines are likely to remain uncompetitive. Additionally, incremental future investments into these product lines would not generate sufficient income to recover the cost of those investments.

     The Company anticipates incurring a non-recurring pre-tax charge of $41.9 million in the first quarter ending October 31, 1998, to cover the expected cash and non-cash costs of the closure. The charge includes employee termination expenses, closure costs and the writedown to estimated fair market value of the facility and equipment related to these product lines. The proceeds from the liquidation of these wire product's working capital, net of cash closure costs, is expected to generate a modest amount of cash, after all closure costs have been incurred.

     Prior to this decision, the Company manufactured and supplied the primary incoming material, steel rod, in the production of these products. The Company intends to market a correspondingly greater amount of rod to external rod markets although there can be no assurance as to selling price and over what time-frame this will be realized.

     The discontinuance of these wire products has not caused the Company to be in violation of its various bank covenants, however, depending on future financial performance, the Company could require a waiver of the debt coverage ratio at some time during the Spring or Summer of 1999. In the event this occurs, the Company will seek a waiver from its bank lenders.

General Economic Environment

     During the fourth quarter of 1998 and into the first quarter of 1999, the Company has seen record import levels of foreign steel in its rod and structural markets. Additionally, the Company anticipates continued high levels for the foreseeable future. These record low import levels of foreign steel in the Company's steel markets will continue to put downward pressure on both pricing and volume. The significant increase in imports of foreign steel contributed to almost an 8% decrease in rod pricing by the last quarter of 1998 compared to the first half of 1998 and the price realization for rod remains at depressed levels. The Company has experienced weakening in orders for its structural products throughout the Company's first quarter. In response to the increased level of imports in structural products, a major competitor of the Company instituted a decrease in structural pricing of up to $60 per ton during the quarter. In order to remain competitive, the Company has adjusted its structural pricing and estimates that the realized value for structural products is expected to decrease almost 10%. Overall steel markets have deteriorated going into 1999 which have impacted semi-finished sales of the Company to other steel manufacturers. These manufacturers are able to supply their needs with their internal production capabilities which has significantly reduced sales of semi-finished products in the first quarter of 1999.

     With this deterioration of steel markets in 1999, the Company anticipates that cost of goods sold as a percentage of net sales will increase from the record low levels achieved in 1998. With the increased presence of foreign steel in the Company's markets, volume will decrease reducing the capabilities of the Company to maintain operating efficiencies achieved in 1998. As noted above, product pricing will also continue to experience downward pressure in the Company's markets. These deteriorations will be somewhat offset by lower scrap costs as the weakening steel industry and export demand for scrap contribute to significant reductions in the cost of scrap. However, the net effect of the volume, pricing and scrap impacts will increase the cost of goods sold as a percentage of net sales to more historical norms. With the decrease in volumes and pricing and increases in manufacturing costs, the Company anticipates that operating earnings will be greatly reduced from the records of 1998 although the Company anticipates remaining profitable, excluding the one-time non-recurring charge associated with the wire products exit, through the first quarter of fiscal 1999.

LIQUIDITY, CAPITAL RESOURCES AND OUTLOOK

Liquidity and Capital Resources

     The Company generated cash from operations of $99.7 million in 1998 compared to $5.5 million in 1997. The increase is attributable to significant improvement in operating earnings in 1998, recapture of previously paid income taxes and a net decrease in working capital (primarily due to the Houston mill closure). The working capital ratio was approximately 2.6 to 1 and 2.1 to 1 at July 31, 1998 and 1997, respectively.

     Net cash used in investing activities amounted to $12.1 million in 1998 compared to $17.4 million in 1997. The Company decreased spending on capital programs in fiscal 1998 in anticipation of potentially significant capital commitments resulting from studies the Company undertook to upgrade, modernize or replace its rolling mills in Sterling, Illinois. These studies were in response to announced competitor capacity increases in structural steel products expected to be operational by the end of calendar 1999.

     Net repayments of debt in 1998 were $54.8 million compared to net cash provided by financing activities of $10.4 million in 1997. With the significant level of cash generated from earnings and the reduced investments in capital programs, the Company fully repaid its Rollover Term Loan balance at July 31, 1998, without any prepayment penalties assessed. At July 31, 1998, there were no outstanding borrowings against the Revolving Credit Loans and the Company was in compliance with its bank covenants.

     The Company believes its liquidity will be maintained in 1999. Although it is expected that one of the Company's pension plans will require additional funding of approximately $9 million to meet the minimum funding standards of the Pension Benefit Guaranty Corporation, operations will be significantly impacted by imports of foreign steel and the Company will incur a one-time, non-recurring pre-tax charge of $41.9 million associated with the exit of a significant portion of its wire business, the Company believes its on-going operations will be profitable. Additionally, liquidation of working capital associated with the wire business exit will generate modest positive cash flow.

Outlook

     The Company faces a number of serious challenges, including increased competition, that could have a material adverse effect on its liquidity and capital resources. During 1998, competitors of the Company began construction of three new structural steel mills. These mills are expected to add up to 1.9 million tons of capacity by the end of calendar 1999 across a broad range of structural products, many of which are currently produced by the Company. Additionally, a potential new competitor to the Company, Steel Dynamics, Inc. has announced its intention to build a new structural rolling mill in Indiana which if built, would add an additional 900,000 tons of new capacity. See Item 1. Business-Competition. In contrast to the Company's mills which were installed 20 or more years ago, these new mills will be modern, state-of-the-art operations with lower operating costs than the Company's (including lower labor costs associated with their non-union labor force). To remain competitive in this environment, the Company will have to finance and complete the modernization or replacement of its existing mills. However, unless the Company renegotiates certain provisions of its labor agreement with the USWA, the Company believes that it will not be feasible to modernize or replace its existing mills thereby significantly limiting the Company's ability to repay or refinance its future debt service and to service, over the long term, its unfunded employee benefit obligations, as more fully described below.

     In light of these concerns, the Company has advised the USWA of the need to reopen the existing labor agreement which expires on August 1, 2000. The USWA has not been willing to reopen the existing labor agreement unless the Company agrees to certain preconditions which the Company finds unacceptable. If the Company is able to reopen the existing labor agreement, no assurance can be given that the Company will be able to reach a new agreement with the USWA on acceptable terms. In addition, during the first quarter of fiscal 1999, the debt markets available to the Company have deteriorated, further negatively impacting the Company's ability to obtain necessary financing for a new mill in the near term. The Company's business during the first quarter also has not been as profitable as in the prior fiscal year due to the significant increase in foreign steel imports and its effect on selling prices and volumes shipped as stated above.

     The Company also has significant future debt service obligations, primarily consisting of $115 million of senior notes that are scheduled to be redeemed on June 15, 2001, and significant unfunded employee benefit obligations. The Company's ability to satisfy these obligations and to secure adequate capital resources in the future will depend on its ability to generate adequate and sustainable cash flow. If the Company is not able to renegotiate certain provisions of its existing labor agreement and complete the necessary modernization or replacement of its existing mills in a timely manner, the Company believes it is unlikely that its operating cash flow will be sufficient to repay or refinance its future debt service obligations as they become due. Additionally, the Company is uncertain as to its ability to refinance these obligations due to the factors outlined above as well as general business and economic competitive factors affecting the Company and the domestic steel industry.

     The Company has had under consideration for some time various ways to address these issues including the proposed merger with Bayou Steel Corporation which was not concluded. If the Company is unable to develop or implement plans that adequately address these challenges in a timely manner, the Company's business, financial condition and operations will be materially and adversely affected. As the Company faces the prospect of being unable to modernize or replace its existing mills and the potential inability to repay its future debt service obligations as they become due, the Company is considering a number of alternatives including reorganization.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED
FINANCIAL STATEMENT SCHEDULES
CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 1998 AND 1997.................   19

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
  JULY 31, 1998, 1997 AND 1996...........................................   20

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED
  JULY 31, 1998, 1997 AND 1996...........................................   21

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
  JULY 31, 1998, 1997 AND 1996...........................................   22

NOTES TO FINANCIAL STATEMENTS............................................   23

REPORT OF INDEPENDENT ACCOUNTANTS........................................   34

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES FOR THE YEARS
ENDED JULY 31, 1998, 1997 AND 1996:


II - VALUATION AND QUALIFYING ACCOUNTS...................................   35


                      NORTHWESTERN STEEL AND WIRE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                (dollar amounts in thousands except share data)

                                                          As of July 31,
                                                 ------------------------------
                                                      1998             1997
                                                 -------------    -------------
                                  ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                   $      36,930    $       4,078
     Receivables, less allowances of
       $1,175 and $1,375, respectively                  52,057           67,228
     Inventories                                        84,022           86,708
     Income tax receivable                                  13            8,158
     Deferred income taxes                              14,147           13,442
     Other assets                                       14,085            4,596
                                                 -------------    -------------
       Total current assets                            201,254          184,210

PLANT AND EQUIPMENT, at cost, less accumulated
     depreciation of $166,196 and $148,659,
     respectively                                      152,460          158,004

DEFERRED INCOME TAXES                                   12,287           31,886
DEFERRED FINANCING COSTS                                 1,990            3,212
OTHER ASSETS                                            15,208            5,968
                                                 -------------    -------------
        Total assets                             $     383,199    $     383,280
                                                 =============    =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                            $      42,953    $      43,405
     Accrued expenses                                   34,897           35,084
     Current portion of long term debt                     609            8,018
                                                 -------------    -------------
        Total current liabilities                       78,459           86,507

LONG TERM DEBT                                         116,141          163,450
OTHER LONG TERM LIABILITIES                            101,899           82,852
                                                 -------------    -------------
                                                       296,499          332,809
                                                 -------------    -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS'  EQUITY
    Preferred stock, par value $1 per share:
      - Authorized - 1,000,000 shares
      - Issued - none                                        -                -
    Common stock, par value $.01 per share:
      - Authorized - 75,000,000 shares
      - Issued - 24,905,424 and 24,903,424 shares,
          respectively                                 123,973          123,966
    Retained (deficit) earnings                        (26,475)         (68,171)
    Minimum pension liability                           (5,473)               -
    Treasury shares, at cost; 420,601 and
      420,144 shares, respectively                      (5,325)          (5,324)

                                                 -------------    -------------
        Total shareholders' equity                      86,700           50,471
                                                 -------------    -------------

        Total liabilities and
          shareholders' equity                   $     383,199    $     383,280
                                                 ==============   =============

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                              OPERATIONS STATEMENT
                      NORTHWESTERN STEEL AND WIRE COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share data )


                                                                                 Years Ended July 31,
                                                                     --------------------------------------------
                                                                         1998            1997             1996
                                                                     -----------     ------------     -----------
Net sales                                                            $   596,437     $    640,980     $   661,069
                                                                     -----------     ------------     -----------

Cost and operating expenses:
     Cost of goods sold (excluding depreciation)                         496,906          587,245         588,774
     Depreciation                                                         17,548           25,827          24,788
     Selling and administrative                                           13,017           13,546          11,920
     Non-recurring item                                                        -           92,943               -
                                                                     -----------     ------------     -----------
        Total cost and operating expenses                                527,471          719,561         625,482
                                                                     -----------     ------------     -----------

Operating profit (loss)                                                   68,966          (78,581)         35,587
                                                                     -----------     ------------     -----------

Other income and expenses:
     Interest expense                                                     16,372           20,031          18,583
     Interest and other income                                           (16,324)            (192)           (163)
                                                                     -----------     ------------     -----------
        Total other income and expenses                                       48           19,839          18,420
                                                                     -----------     ------------     -----------

Income (loss) before income taxes                                         68,918          (98,420)         17,167
Provision (benefit) for income taxes                                      27,222          (35,300)         (3,503)
                                                                     -----------     ------------     -----------

Net income (loss)                                                    $    41,696     $    (63,120)    $    20,670
                                                                     ===========     ============     ===========


Net income (loss) per share                                          $      1.70     $      (2.54)    $      0.83
                                                                     ===========     ============     ===========


Net tons shipped                                                           1,558            1,686           1,668
                                                                     ===========     ============     ===========





                  The accompanying notes are an integral part
                    of the consolidated financial statements

                              SHAREHOLDERS EQUITY
                      NORTHWESTERN STEEL AND WIRE COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        (In thousands except share data)



                                     Common Stock
                                    $.01 Par Value            Retained                        Treasury Shares              Total
                           -------------------------------    Earnings                  -----------------------------  Shareholders'
                               Shares           Amount       (Deficit)        Other        Shares          Amount         Equity
                           ----------------  -------------  -------------   ----------- -------------   -------------  -------------
Balance at July 31, 1995        24,809,842     $  123,609     $ (25,721)      $ (9,693)      420,144      $  (5,324)     $   82,871

Net income                                                        20,670                                                     20,670
Options exercised                   49,000            177                                                                       177
Change in minimum
 pension liability                                                               2,298                                        2,298
                           ----------------    -----------    -----------     ---------   -----------     -----------    -----------

Balance at July 31, 1996        24,858,842        123,786         (5,051)       (7,395)      420,144         (5,324)        106,016

Net loss                                                         (63,120)                                                   (63,120)
Options exercised                   44,582            180                                                                       180
Change in minimum
  pension liability                                                              7,395                                        7,395
                           ----------------    -----------    -----------     ---------   -----------     -----------    -----------

Balance at July 31, 1997        24,903,424        123,966        (68,171)            -       420,144         (5,324)         50,471

Net income                                                        41,696                                                     41,696
Treasury shares                                                                                  457             (1)             (1)
Options exercised                    2,000              7                                                                         7
Change in minimum
  pension liability                                                             (5,473)                                      (5,473)
                           ----------------    -----------    -----------     ---------   -----------     -----------    -----------

Balance at July 31, 1998        24,905,424     $  123,973     $  (26,475)     $ (5,473)      420,601      $  (5,325)     $   86,700
                           ================    ===========    ===========     =========   ===========     ===========    ===========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       NORTHWESTERN STEEL AND WIRE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                  Years Ended July 31,
                                                                    ------------------------------------------------
                                                                        1998              1997             1996
                                                                    -------------     ------------     -------------
Cash Flow From Operations:
  Net income (loss)                                                 $      41,696     $    (63,120)    $      20,670
  Depreciation                                                             17,548           25,827            24,788
  Non-recurring item                                                            -           92,943                 -
  Loss on sale of plant and equipment                                          42               96                 -
  Amortization of deferred financing costs and debt discount                1,321            1,321             2,029
  Deferred income tax expense (benefit)                                    18,894          (27,195)           (7,533)
  Decrease (increase) in income tax receivable                              8,145           (8,158)                -
  Decrease (increase) in receivables                                       15,171              776            (9,126)
  Decrease (increase) in inventories                                        2,686            7,594            (7,824)
  (Increase) decrease in other current assets                              (9,489)             746               172
  (Increase) in other assets                                               (9,240)          (5,968)                -
  (Decrease) increase in accounts payable and accrued expenses               (639)         (32,475)            7,987
  Increase in other long term liabilities                                  13,573           13,133             4,370
                                                                    -------------     ------------     -------------
Net cash provided by operations                                            99,708            5,520            35,533
                                                                    -------------     ------------     -------------

Cash Flows From Investing Activities:
  Capital expenditures                                                    (12,069)         (17,435)          (36,269)
  Proceeds from sale of plant and equipment                                    23               36                 -
                                                                    -------------     ------------     -------------
Net cash used in investing activities                                     (12,046)         (17,399)          (36,269)
                                                                    -------------     ------------     -------------

Cash Flows From Financing Activities:
  Payments of long term debt                                              (89,817)        (380,581)         (252,658)
  Proceeds from issuance of long term debt                                 35,000          390,800           244,500
  Exercise of stock options                                                     7              180               177
                                                                    -------------     ------------     -------------
Net cash (used in) provided by financing activities                       (54,810)          10,399            (7,981)
                                                                    -------------     ------------     -------------

  Increase (decrease) in cash and cash equivalents                         32,852           (1,480)           (8,717)
Cash and Cash Equivalents:
  Beginning of period                                                       4,078            5,558            14,275
                                                                    --------------    -------------    --------------

  End of period                                                     $      36,930     $      4,078     $       5,558
                                                                    ==============    =============    ==============


Supplemental Disclosures of Cash Flow Information:
Cash Paid (Received) During the Period For:
   Interest                                                         $      15,439     $     18,359     $      17,716
   Income taxes                                                            (8,702)             120             6,184



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

CONSOLIDATION

     The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The financial results for the year ended July 31, 1997 include the operations of the Houston structural mill, which was closed at the end of that year.

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

PLANT AND EQUIPMENT

     Plant and equipment is carried at cost and depreciated when placed in service based on methods and rates designed to amortize the cost over the estimated useful lives (generally 40 years for buildings, 12 and 18 years for mill machinery and 3 to 20 years for all other equipment). Plant and equipment to be disposed is carried at estimated fair market value. Depreciation is computed principally on the straight-line method for financial reporting purposes while accelerated methods and straight line methods are used for income tax purposes. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is reflected in income.

DEFERRED FINANCING COSTS

     The Company defers direct costs of debt financing and amortizes such costs over the life of the loan arrangement to interest expense.

REVENUE RECOGNITION

     The Company recognizes sales revenue as shipments are made.

NET INCOME PER SHARE

     During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No.128, "Earnings per Share" (SFAS 128), which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic income per share is based upon the average number of common shares outstanding. Diluted income per share is based upon the average number of common shares outstanding plus the potential dilution that would occur if options to purchase common stock were exercised. For the years presented, the diluted per share amounts equal the basic per share amounts reported.

BENEFITS FOR RETIRED EMPLOYEES

     The Company provides pension benefits to substantially all hourly and salaried employees under noncontributory plans. The pension costs are funded by the Company in accordance with the requirements of the Employee Retirement Income Security Act of 1974. The Company also provides post-retirement welfare benefits (life insurance and medical) to substantially all its retired employees. These benefits are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 87 and SFAS No. 106.

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


RECLASSIFICATION

     Certain prior year amounts were reclassified to conform to current year presentation.

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

     The Company also sponsors defined contribution savings plans that cover the majority of employees. For salaried employees, the Company contributes up to 5% of eligible compensation. Company contributions to the hourly employee plan are not required.

     The Company provides benefits for certain officers and key employees through a Supplemental Executive Retirement Plan. The cost of the plan and the unfunded accumulated benefit obligation at July 31, 1998 were immaterial.

     Prior to the plan termination, the Company's Employee Stock Ownership Plan (the "ESOP") owned approximately 14% of the Company's common stock. In January, 1997, the Board of Directors and employee participants approved termination of the ESOP, subject to a favorable determination by the Internal Revenue Service (the "IRS"), which was subsequently received in March, 1998. The ESOP shares were fully distributed to the participants as of July 31, 1998.

PENSION PLANS

     The Company's noncontributory defined benefit plans cover the majority of employees and provide pension benefits that are generally based on years of credited service and employee compensation during the years preceding retirement. Plan assets include primarily equity and fixed income securities.

     A non-cash decrease to shareholders' equity of $5,473 during fiscal year 1998 and an increase of $7,395 during fiscal year 1997, resulted primarily from pension plan asset changes due to investment experience and changes in interest rate assumptions. At July 31, 1998, the Company recorded a minimum pension liability of $20,501 and a corresponding intangible pension asset of $15,028. At July 31, 1997, the Company recorded a minimum pension liability of $5,698 and a corresponding intangible pension asset.

     Actuarial present value of benefit obligations:

                                              1998                 1997
                                              ----                 ----
                                       Hourly    Salaried    Hourly    Salaried
                                        Plan       Plan       Plan       Plan
                                        ----       ----       ----       ----
Vested benefit obligation             $213,154   $ 58,950   $189,455   $ 53,583
                                      ========   ========   ========   ========

Accumulated benefit obligation        $228,957   $ 61,687   $204,850   $ 56,142
                                      ========   ========   ========   ========

Projected benefit obligation          $237,722   $ 66,240   $209,160   $ 60,956
Plan assets at fair value              211,708     75,145    199,449     70,739
                                      --------   --------   --------   --------
Plan assets greater than (less than)
  projected benefit obligation         (26,014)     8,905     (9,711)     9,783
Unrecognized net (gain) or loss         14,238     (1,025)    (6,414)    (3,584)
Unrecognized prior service cost         15,028         58     16,422         66
                                      --------   --------   --------   --------

Net pension (liability) asset, before
  recognition of minimum pension
  liability                           $  3,252   $  7,938   $    297   $  6,265
                                      ========   ========   ========   ========


     A summary of the components of net periodic expense for the defined benefit and contribution plans for the three years ended July 31, 1998 follows:



                                                    1998       1997       1996
                                                    ----       ----       ----
Defined benefit plans:
  Service cost of current period                  $ 4,356   $  4,331   $  3,774
  Interest cost on projected
    benefit obligation                             20,715     19,661     17,928
  Actual return on plan assets                    (31,518)   (67,053)   (18,915)
  Net amortization and deferral                     9,312     49,780        673
                                                  -------   --------   --------
  Net pension expense                               2,865      6,719      3,460
Defined contribution plans                            965        985      3,828
                                                  -------   --------   --------

Total expense                                     $ 3,830   $  7,704    $ 7,288
                                                  =======   ========    =======

Assumptions:
Discount rate                                        7.10%      7.70%      7.91%
Rate of future compensation increase                 3.50%      3.50%      3.50%
Long term return on assets                           9.00%      9.00%      9.00%


POSTRETIREMENT HEALTHCARE AND LIFE INSURANCE BENEFITS

     The postretirement benefit expense includes the following components:

                                                          1998           1997        1996
                                                          ----           ----        ----
Service cost                                           $ 1,061        $ 1,024      $   912
Interest cost on accumulated benefit obligation          6,657          6,201        5,370
Net amortization and deferral                              792            435         (291)
                                                       ---------      ---------    --------
                                                       $ 8,510        $ 7,660      $ 5,991
                                                       =========      =========    ========

     The Company continues to fund benefit costs on a cash basis, with retirees paying a portion of the costs. The amounts paid for such benefits were $7.2 million, $6.5 million and $4.4 million for the fiscal years ended July 31, 1998, 1997 and 1996, respectively. The status of the Company's postretirement benefit obligation at July 31, 1998 and 1997 was:

                                                     1998            1997
                                                     ----            ----
Retirees and surviving spouses                   $  66,047        $ 52,357
Fully eligible active plan participants              9,581          11,516
Other active employees                              21,545          20,668
                                                 ---------       ----------
                                                    97,173          84,541
Unrecognized amounts                               (26,706)        (15,475)
                                                 ---------       ----------
Postretirement benefit obligation                $  70,467        $ 69,066
                                                 =========       ==========

     The actuarial assumptions used to determine 1998 and 1997 costs and benefit obligations include a discount rate of 7.1% and 7.7%, respectively. The assumed health care cost trend rate used in 1998 and 1997 was 6.9% and 7.3%, respectively, for pre-65 retirees and 6.4% and 6.7%, respectively, for post-65 retirees declining to an ultimate rate of 4.6% over a 10-year period for both populations.

     If the health care cost trend rate assumptions were increased by 1% each year, the accumulated postretirement benefit obligation as of July 31, 1998, would be increased by $11,600 and the net periodic postretirement benefit cost for the year then ended would be increased by $1,014.


INCOME TAXES

     As of July 31, 1998, the Company has approximately $17,251 of net operating loss carryforwards. As a result of an "ownership change" in fiscal 1993, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, all of the loss carryforwards are subject to an annual limitation of approximately $2,000 and will expire in 2006 and 2007. The Company also has alternative minimum tax credit carryforwards of approximately $5,365.

     Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax effects will be realized in future years. Deferred tax benefits of approximately $10,400 were recorded in fiscal year 1996 as a result of a reduction in the recorded valuation allowance. The basis for the reduction was the determination that the future profitability of the Company will more likely than not allow realization of certain deferred tax assets.

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

     The types of temporary differences resulting from the difference between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liabilities and the deferred tax assets and their approximate tax effects are as follows:


                                                            1998                               1997
                                                ------------------------------     -----------------------------
                                                Temporary             Tax          Temporary             Tax
                                                Difference           Effect        Difference           Effect
                                                ----------         -----------     ----------         ----------
Net operating loss                              $  17,251           $  6,728       $ 62,594            $ 22,988
Retirement costs                                   42,289             16,493         59,466              23,192
Employee compensation                              19,487              7,600         19,961               7,785
AMT carryforwards                                   5,365              5,365          1,486               1,486
Other                                              15,441              6,021         13,159               5,131
                                                ---------           --------       --------            --------
Total deferred tax asset                        $  99,833           $ 42,207       $156,666            $ 60,582
                                                =========           ========       ========            ========

Property, plant and equipment                   $  40,445           $ 15,773       $ 39,112            $ 15,254
                                                ---------           --------       --------            --------

Total deferred tax liability                    $  40,445           $ 15,773       $ 39,112            $ 15,254
                                                =========           ========       ========            ========

Net deferred tax asset                          $  59,388           $ 26,434       $117,554            $ 45,328
                                                =========           ========       ========            ========

     The provision (benefit) for income taxes consists of the following:

                                            1998               1997                1996
                                            ----               ----                ----
Current                                   $ 8,328           $ (8,105)            $ 4,030
Deferred                                   18,894            (27,195)             (7,533)
                                          -------           --------             -------

Total income tax provision (benefit)      $27,222           $(35,300)            $(3,503)
                                          =======           ========             =======

     The provision (benefit) for income taxes on income differs from the expected tax provision (benefit) computed by applying the federal corporate rate as follows:

                                                             1998              1997              1996
                                                             ----              ----              ----
Tax provision (benefit) computed at statutory rate        $ 24,121           $(34,447)         $  6,008
Current benefit of deferred tax asset                            -                  -           (10,399)
Other provision (benefit), primarily state income
  Taxes                                                      3,101               (853)              888
                                                          --------           --------          --------
Total income tax provision (benefit)                      $ 27,222           $(35,300)         $( 3,503)
                                                          ========           ========          ========

DEBT AND CREDIT ARRANGEMENTS

     Long term debt consists of the following obligations at July 31, 1998 and 1997:

                                                       1998              1997
                                                       ----              ----
Senior Credit Facility:
  Rollover Term Loan                                 $       -         $ 28,207
  Revolving Credit Loans                                     -           26,000
9.5% Senior Notes due  2001, net of discount           114,716          114,617
Other notes payable (average rates of 5.3% and
  5.8%, respectively)                                    2,034            2,644
                                                     ---------         --------
                                                       116,750          171,468
Less Current Portion                                       609            8,018
                                                     ---------         --------

                                                     $ 116,141         $163,450
                                                     =========         ========

Market value of total debt                           $ 117,770         $167,124
                                                     =========         ========


     The Company's Senior Credit Facility (the "Facility") comprises the Rollover Term Loan and Revolving Credit Loans, each of which are described below. The Facility was amended as of July 31, 1997 as a result of the closure of the Houston structural mill. The maximum permitted borrowings under the Revolving Credit loans was reduced to $80 million from $100 million and the non-recurring charge for the plant closure was excluded from the various financial covenants. The Company was in compliance with its bank covenants, as amended, as of July 31, 1998. The Facility extends to April 2001, unless certain financial conditions are not met at July 31, 1999, in which case the Facility expires on that date.

     The Facility contains various covenants, including covenants prohibiting or limiting the incurrence of additional indebtedness, the granting of liens or guarantees, sales of assets, and capital expenditures, as well as financial covenants requiring maintenance of a specified current ratio, a fixed charge coverage ratio and a leverage ratio. Revolving Credit Loans are subject to certain borrowing base criteria. Loans under the Facility are collateralized by a lien on substantially all of the Company's assets, and all loans are cross-collateralized.

     The Rollover Term Loan balance of $22,651 was fully repaid on July 31, 1998, without any prepayment penalties assessed.

     At July 31, 1998, there were no outstanding borrowings against the Revolving Credit Loans. At the option of the Company, any borrowings of Revolving Credit Loans bear interest at (a) the prime rate plus applicable margin, or (b) the LIBO rate plus applicable margin.

     The Facility lenders receive a quarterly commitment fee of 1/2% per annum based on the average unused amount of the commitment.

     At July 31, 1998, $114,716 (net of unamortized discount of $284) of Senior Notes was outstanding. The Senior Notes bear interest at the rate of 9.5% per annum, payable semi-annually on June 15 and December 15. The Company will be required to redeem on June 15, 2001 the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. On or before June 14, 1999, the Company may, at its option, redeem the Senior Notes in whole or in part at a premium plus accrued and unpaid interest. Thereafter, the Company may redeem in whole or in part the Senior Notes at the aggregate principal amount plus accrued and unpaid interest.

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

     Annual maturities of long term debt for the years subsequent to fiscal 1998 are:


       1999                         $     609
       2000                               615
       2001                           115,108
       2002                               111
       2003                               115
       Remaining years                    476
                                    ---------
       Total                        $ 117,034
                                    =========

     The Company estimated the market value of its total debt by utilizing a discounted cash flow methodology.

SUPPLEMENTAL BALANCE SHEET DATA

The following balance sheet information is provided as of July 31:

                                                      1998              1997
                                                      ----              ----
INVENTORIES:
Raw materials and supplies                        $  20,218         $   25,501
Semi-finished products                               26,937             23,912
Finished products                                    36,867             37,295
                                                  ---------         ----------
                                                  $  84,022         $   86,708
                                                  =========         ==========
PLANT AND EQUIPMENT:
Land                                              $   5,952         $    5,952
Buildings                                            38,249             38,132
Machinery and equipment                             272,582            262,205
Construction in progress                              1,873                374
                                                  ---------         ----------
   Total                                            318,656            306,663
Less accumulated depreciation                       166,196            148,659
                                                  ---------         ----------
   Net plant and equipment                        $ 152,460         $  158,004
                                                  =========         ==========

ACCRUED EXPENSES:
Salaries and wages                                $  16,041         $   12,022
Other employment costs                                7,578              9,384
Postretirement welfare benefits                       5,000              5,000
Other accrued expenses                                6,278              8,678
                                                  ---------         ----------
                                                  $  34,897         $   35,084
                                                  =========         ==========

OTHER LONG TERM LIABILITIES:
Postretirement welfare benefits                   $  65,467         $   64,066
Minimum pension liability                            20,501              5,698
Other long term liabilities                          15,931             13,088
                                                  ---------         ----------
                                                  $ 101,899         $   82,852
                                                  =========         ==========


STOCK OPTION PLANS

     The Company has one active stock option plans and three plans under which no further awards may be made, all approved by shareholders.

     Under the 1994 Long Term Incentive Plan, 1,250,000 shares of common stock are reserved for issuance to key employees and other key individuals who perform services for the Company. Stock options, stock appreciation rights and restricted stock may be granted by the Board of Directors at not less than the fair market value on the date of grant. Such grants generally vest over three years and expire five years from the date of grant. At July 31, 1998, shares available for future grants were 246,459.

     Under the 1994 Director Stock Plan, 50,000 common shares are reserved for issuance of non-qualified stock options to directors who are not employees of the Company or affiliates of Kohlberg & Co., L.P. expires not less than five years nor more than ten years from the grant date. At July 31, 1998 there were no shares available for future grants.

     An aggregate of 1,400,000 common shares had been reserved for the Management Stock Option Plan and the Employee Stock Purchase and Option Plan. Options generally expire ten years from the date of grant. No further awards may be granted under either Plan.

     Activity for common shares under option for the years ended July 31, 1998, 1997 and 1996 were as follows:


                                              Number of                Average
                                                Shares                  Price
                                             -----------             -----------
Outstanding, July 31, 1995                     1,059,393               $   5.14

   Granted                                       350,000                   8.14

   Exercised                                     (49,000)                  4.00

   Canceled                                      (33,168)                  6.47
                                             -----------               --------
Outstanding, July 31, 1996                     1,327,225               $   5.94

   Granted                                       510,000                   3.89

   Exercised                                     (44,582)                  4.10

   Canceled                                     (111,630)                  5.88
                                             -----------               --------
Outstanding, July 31, 1997                     1,681,013               $   5.25

   Granted                                       942,225               $   3.69

   Exercised                                      (2,000)                  3.59

   Canceled                                     (951,741)                  5.42
                                             -----------               --------
Outstanding, July 31, 1998                     1,669,497               $   4.27
                                             ===========               ========
Exercisable, July 31, 1998                       996,653               $   4.65
                                             ===========               ========

The following table summarizes the status of outstanding stock options as of July 31, 1998:

                                       Options Outstanding                      Options Exercisable
                                       -------------------                      -------------------
                            Number of       Weighted        Weighted         Number of         Weighted
    Range of Exercise        Options      Average Life       Average          Options           Average
        Prices             Outstanding     (in years)    Exercise Price     Exercisable     Exercise Price
        -------            -----------     ----------    --------------     -----------     --------------
$3.00 - $5.99               1,507,831         5.0             $3.91            834,987           $3.82
$6.00 - $7.99                  66,666         3.8             $7.00             66,666           $7.00
$8.00 - $11.25                 95,000         2.4             $9.53             95,000           $9.53


     On September 16, 1997, the Company cancelled and reissued 850,725 outstanding options. The newly re-issued options have exercise prices that range between $3.59 and $4.00. No compensation expense was recorded for these transactions, as the re-issued options were either equal to, or in excess of, the fair market value of the common stock at the time of reissuance.

     The fair value for the options was estimated at the date of grant using a present value approach with the following weighted-average assumptions: risk free interest rate on the Long Term Incentive Plan and the Director Stock Plan of 6.2% and 5.77%, respectively; no expected dividend yield; an estimated volatility of 55.8%, and an average expected life of the options under the Long Term Incentive Plan and the Director Stock Plan of 4 and 5 years, respectively.

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

     The Company is subject to a broad range of federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and/or hazardous wastes and the remediation of contamination associated with releases of hazardous substances. Primarily because the scrap melting process produces dust that contains lead and cadmium, the Company is classified, in the same manner as other similar steel mills in its industry, as a generator of hazardous waste and is therefore subject to periodic compliance reviews by the United States Environmental Protection Agency ("USEPA"). The Company currently estimates a cost of approximately $3,100 to close its hazardous waste disposal site in 2008, of which approximately $2,000 has been accrued to date.

     The Company has been identified by the Illinois Environmental Protection Agency (IEPA) as one of the potentially responsible parties for costs associated with a third party owned disposal site. The IEPA is likely to seek compensation from the Company as an alleged waste generator for recovery of past costs and future remediation of the waste site. Under Illinois law, the Company's share of liability can be limited to its proportionate share based upon causation of the total cost of the site cleanup. Based on data available, the Company's share will be a small fraction of the total site clean up costs, however reasonable estimation of total cost for remediation cannot be made at this time.

     The Company has also been cited by the USEPA for alleged violations of clean air standards under the 1990 Clean Air Act ("CAA") and other requirements at its Sterling furnace operations. On October 22, 1997, the Company was notified by the U. S. Department of Justice ("DOJ") that it intended to file suit against the Company for alleged violations of the CAA. The Company has agreed to settle this claim pending final approval. The agreement, if approved, would require the Company to pay a civil penalty of approximately $600 and achieve and maintain compliance with the CAA through future capital expenditures that the Company anticipates to range between $5,000 and $7,000. The Company would also undertake several Supplementary Environmental Projects that could total $1,000 in capital expenditures.

     In November 1996, the USEPA issued a notice of a multi-media (air, water and land) compliance review of all electric arc furnace steel mills in a six state area, including Illinois. The USEPA conducted an inspection at the Company's Sterling operations in July 1997. As a result of this inspection, in August 1998, the USEPA proposed an immaterial civil penalty for hazardous waste and PCB (polychlorinated biphenyl) storage and paperwork violations. The Company is negotiating the amount of the penalty and has agreed to clean the area in question for the alleged hazardous waste violation. These costs are not expected to be material.


DESCRIPTION OF LEASING ARRANGEMENTS

     The Company has entered into various operating leases for transportation equipment (principally over-the-road tractors and trailers for shipment of a portion of the Company's products) and other equipment. The majority of the transportation equipment leases expire during fiscal 1999.

     The future minimum rental payments required for the noncancelable lease term of the operating leases as of July 31, 1998, were as follows:

     Fiscal year ending July 31:

              1999                                               $ 1,191
              2000                                                   373
              2001                                                   206
              2002                                                   104
              2003                                                     7
              Remaining years                                          -
                                                                 -------
              Total minimum future lease payments                $ 1,881
                                                                 =======


     Rental expense under operating leases for the years ended July 31, 1998, 1997 and 1996 was approximately $2,130; $1,929; and $2,318, respectively.

NON-RECURRING ITEM

     During the fourth quarter of 1997, the Company closed its Houston structural mill. As a result, the Company recorded a primarily non-cash charge of $92.9 million. The charge included the writedown to estimated fair market value of the facility and equipment related to the Houston operations, closure costs and employee termination expenses.

     As of July 31, 1998, approximately $5.8 million of the initial charge remains and relates primarily to insurance, taxes and other post-exit costs on the Houston facility.

     On July 24, 1998, the Company signed a letter of intent to sell the Houston facility, including the land and buildings, in exchange for cash.


SUBSEQUENT EVENT

     On October 7, 1998, the Company announced that it will exit the majority of its wire products business by the end of calendar 1998. Specifically, the Company will cease in an orderly fashion production and marketing of its agricultural, nail and lawn and garden product lines. The Company will continue to produce and market manufacturer's wire and cut rod products at its Sterling Operations. The Company has incurred losses in these product lines during the last three years. The continued growth of low cost imported products and continued pressure from lower cost domestic producers has impacted the profitability and competitive position of these products. The Company has concluded that market conditions today and for the foreseeable future are such that these product lines are likely to remain uncompetitive. Additionally, incremental future investments into these product lines would not generate sufficient income to recover the cost of those investments.

     The Company anticipates incurring a special non-recurring pre-tax charge of $41.9 million in the first quarter ending October 31, 1998, to cover the expected cash and non-cash costs of the closure. The charge includes employee termination expenses, closure costs and the writedown to estimated fair market value of the facility and equipment related to these product lines. The proceeds from the liquidation of these wire product's working capital, net of cash closure costs, is expected to generate a modest amount of cash, after all closure costs have been incurred.

     Prior to this decision, the Company manufactured and supplied the primary incoming material, steel rod, in the production of these products. The Company intends to market a correspondingly greater amount of rod to external rod markets although there can be no assurance as to selling price and over what time-frame this will be realized.

     The discontinuance of these wire products has not caused the Company to be in violation of its various bank covenants, however, depending on future financial performance, the Company could require a waiver of the debt coverage ratio at some time during the Spring or Summer of 1999. In the event this occurs, the Company will seek a waiver from its bank lenders.

QUARTERLY FINANCIAL DATA (UNAUDITED)
 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                   QUARTER ENDED

1998                                   OCTOBER            JANUARY             APRIL             JULY
-----------------------------------------------------------------------------------------------------------
Net sales                              $138,925           $140,420          $168,274          $148,818
Gross profit(1)                          19,875             23,806            27,383            28,467
Net income                                7,770 (2)          7,420             9,564            16,942 (3)

Per common share data:
 Net income                            $   0.32 (2)       $   0.30          $   0.39          $   0.69 (3)
 Stock price range-
  High                                  4                    4 1/8           4 1/2               4 7/8
  Low                                   1 15/16              2 3/8           3 13/32             2 3/4
  Close                                  3 9/16              3 5/8           4 3/32              2 15/16

Tons Shipped                            366,639            376,753           435,711           378,751


1997                                    OCTOBER            JANUARY            APRIL             JULY
-----------------------------------------------------------------------------------------------------------
Net sales                             $ 145,218          $ 143,706         $ 171,652         $ 180,404
Gross profit(1)                          10,527             10,732            14,503            17,973
Net (loss)                               (2,005)            (2,185)             (573)          (58,357) (4)

Per common share data:
 Net (loss)                           $   (0.08)         $  ( 0.09)        $   (0.02)        $   (2.34) (4)
 Stock price range-
  High                                    7 1/8              5 3/8            4 13/16            3 1/8
  Low                                     4 1/2              3 1/2            2 3/8              1 3/4
  Close                                   5                  3 7/8            2 7/16             1 15/16

Tons Shipped                            376,553            374,108           448,611           486,979


The common stock of the Company is traded on the Nasdaq-National Market (Symbol:
NWSW).


               Notes:
                  (1) Gross profit is defined as net sales less cost of
                      goods sold excluding depreciation.

                  (2) For the quarter ended October 31, 1997, net income
                      included other income of $3.1 million ($.12 per share) related to property tax settlements for the Sterling property for the 1991-1996 tax years.

                  (3) For the quarter and year ended July 31, 1998, net
                      income included other income of $5.9 million ($.24 per share) related to a settlement with three of the Company's electrode suppliers.

                  (4) For the quarter and year ended July 31, 1997, net
                      income included a net charge of $59.9 million ($2.40 per share) associated with the closure of the Houston plant.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
 OF NORTHWESTERN STEEL AND WIRE COMPANY

     In our opinion, the consolidated financial statements listed in the index included in Item 14 of this Form 10-K present fairly, in all material respects, the financial position of Northwestern Steel and Wire Company and Subsidiaries at July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index included in Item 14 of this Form 10-K, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                      PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
August 20, 1998
except for Subsequent Event Note to Financial Statements, as to which the date is October 7, 1998

REPORT OF MANAGEMENT

     The management of Northwestern Steel and Wire Company prepared, and is responsible for, the consolidated financial statements and the other information appearing in this annual report. The consolidated financial statements include amounts that are based on management's best estimates and judgments.

     The Company's financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, selected by the Audit Committee of the Board of Directors. Management has made available to PricewaterhouseCoopers LLP all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings.

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

     Thomas A. Gildehaus                         Thomas M. Vercillo
     Chairman of the Board and                   Chief Financial Officer
     Chief Executive Officer

                                                                    SCHEDULE II

                       NORTHWESTERN STEEL AND WIRE COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996


                            (In thousands of dollars)

                                                                   CHARGED
                                                 BALANCE AT        TO COSTS                         BALANCE AT
                                                 BEGINNING           AND                              END OF
                DESCRIPTION                      OF PERIOD         EXPENSES        DEDUCTIONS         PERIOD
--------------------------------------------    -------------    -------------    --------------   --------------

Allowance for doubtful accounts:

    FOR THE YEAR
          ENDED JULY 31, 1998                 $        1,375   $          500   $          (700) $         1,175
                                                =============    =============    ==============   ==============


    FOR THE YEAR
          ENDED JULY 31, 1997                 $          825   $          605   $           (55) $         1,375
                                                =============    =============    ==============   ==============


    FOR THE YEAR
          ENDED JULY 31, 1996                 $        1,000   $          163   $          (338) $           825
                                                =============    =============    ==============   ==============

Inventory valuation allowance:

    FOR THE YEAR
          ENDED JULY 31, 1998                 $          103   $          297   $          (186) $           214
                                                =============    =============    ==============   ==============


    FOR THE YEAR
          ENDED JULY 31, 1997                 $          793   $            -   $          (690) $           103
                                                =============    =============    ==============   ==============


    FOR THE YEAR
          ENDED JULY 31, 1996                 $          334   $          459   $             -  $           793
                                                =============    =============    ==============   ==============



ITEM 9.  CHANGES IN AND DISAGREEMENTS
           WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following persons are members of the Company's Board of Directors which board consists of ten directors. The Bylaws of the Company provide for the election of directors to staggered terms of two years.


               Name               Age     Served as Director Since   End of Term
---------------------------    --------   ------------------------   -----------
William F. Andrews (1)            67                1994                 1998

Darius W. Gaskins, Jr. (4)        59                1994                 1998

Thomas A. Gildehaus (2)           58                1997                 1998

David L. Gore                     60                1997                 1998

Michael E. Lubbs (3)              50                1997                 1998

Marion H. Antonini                68                1997                 1999

Warner C. Frazier (1)             66                1995                 1999

James A. Kohlberg (2)(4)          40                1992                 1999

Christopher Lacovara (2)(3)(4)    33                1992                 1999

George W. Peck IV                 66                1992                 1999



------------------
(1)  Member of Audit Committee
(2)  Member of Executive Committee.
(3)  Member of Pension Committee.
(4)  Member of Compensation Committee.

     William F. Andrews is Chairman of Scovill Fasteners, Inc., a designer, manufacturer and distributor of apparel fasteners and specialty industrial fasteners. From 1995 to 1998 Mr. Andrews was also Chairman of Schrader-Bridgeport International Inc., a manufacturer of tire valves and pressure control devices. From 1993 to 1995, Mr. Andrews was Chairman, Chief Executive Officer, and President of Amdura Corporation, a manufacturer of hardware and industrial equipment. Mr. Andrews is also a Director of Black Box Corporation, Dayton Superior Corp., Johnson Controls, Inc., Katy Industries, Navistar, Inc. and Southern New England Telephone Company.

     Marion H. Antonini has been a Principal of Kohlberg & Co. L.P. ("Kohlberg") since March 1998. Mr. Antonini has been Chairman of the Board at Welbilt Corporation, a manufacturer of foodservice equipment, since October 1997 and President and Chief Executive Officer of that company since September 1990. Mr. Antonini is also a director of Engelhard Corporation, Scientific Atlanta, Inc., Turbochef Technologies, and Vulcan Materials Company.

     Warner C. Frazier has been Chairman and Chief Executive Officer of Simplicity Manufacturing, Inc., a manufacturer of outdoor power equipment ("Simplicity"), since 1988 and was President of Simplicity from 1988 to 1996. Mr. Frazier is also a Director of ABT Building Products Corporation ("ABT") and Superior Services, Inc.

     Darius W. Gaskins, Jr. has been a Partner of Carlisle, Fagan, Gaskins & Wise, Inc., a management consulting firm, since 1993, and a Partner of High Street Associates, Inc., an investment partnership, since 1991. From 1994 to 1995, Mr. Gaskins was Chairman of Leaseway Transportation Corporation, a distribution services provider. Mr. Gaskins is also a Director of Anacomp, Inc., Sapient Corporation, and ROHN Industries, Inc., formerly UNR Industries, Inc. ("UNR").

     Thomas A. Gildehaus has been Chairman and Chief Executive Officer of the Company since April 1997 and a Director of the Company since January 1997. From 1992 to April 1997, Mr. Gildehaus was President, Chief Executive Officer and a Director of UNR, a manufacturer of infrastructure products used in the wireless communication industry. Mr. Gildehaus is also an advisory director of Bank of America Illinois.

     David L. Gore has been an attorney in private practice regarding labor law since 1994. From 1982 to 1994, Mr. Gore was a member of the firm of Kleiman, Whitney, Wolfe & Gore, handling a variety of legal matters for the United Steelworkers of America (the "Union").

     James A. Kohlberg has been Managing Partner of Kohlberg since 1994 and Co-Managing Partner from 1987 to 1994. Mr. Kohlberg is also a Director of ABT.

     Christopher Lacovara has been a Principal of Kohlberg since 1995 and an associate of Kohlberg from 1988 to 1994.

     Michael E. Lubbs has been an electronics and instrumentation technician for the Company since 1986.

     George W. Peck IV has been a Special Limited Principal of Kohlberg since January, 1997 and was a Principal of Kohlberg from 1987 to January, 1997. Mr. Peck is also a Director of ABC Rail Products Corporation, The Lion Brewery, Inc. and ABT.

     Pursuant to the Company's agreement with the Union, the International President of the Union may designate an individual for appointment to the Board of Directors. Subject to the approval of, and then recommendation by, the Chief Executive Officer, the Board shall consider such designee. In accordance with this procedure, Mr. Gore was appointed to the Board of Directors effective June 5, 1997. His term of office continues until the Annual Meeting of Shareholders following fiscal 1998.

     Mr. Lubbs is the designee of the Employee Stock Ownership Plan ("ESOP"). The ESOP was terminated by the Company effective March 31, 1997. Accordingly, the ESOP position on the Board of Directors shall be discontinued upon Mr. Lubbs' completion of his term.

Management

         The following persons are executive officers of the Company.

           Name                Age                Position
--------------------------   -------    ---------------------------
Thomas A. Gildehaus            58       Chairman of the Board and Chief Executive Officer
Richard D. Way                 57       President and Chief Operating Officer
Birchel S. Brown               57       Vice President, Sterling Steel Operations
Kenneth J. Burnett             54       Vice President
Andrew R. Moore                45       Vice President-Human Resources


David C. Oberbillig      54    Vice President, Sales-Wire Products Division
Michael S. Venie         50    Vice President-Sales and Marketing
Thomas M. Vercillo       43    Chief Financial Officer, Secretary and Treasurer

     Thomas A. Gildehaus has been Chairman and Chief Executive Officer of the Company since April 1997 and a Director of the Company since January 1997. From 1992 to April 1997, Mr. Gildehaus was President, Chief Executive Officer and a Director of UNR, a manufacturer of infrastructure products used in the wireless communications industries.

     Richard D. Way has been President and Chief Operating Officer of the Company since September 1996. He had been Senior Vice President-Sterling Operations of the Company since July 1994, and from January 1994 through July 1994, he was Vice President of Operations-Steel Division. From 1990 through 1993, Mr. Way was Senior Vice President-Manufacturing of Shieldalloy Metallurgical Corporation, a subsidiary of Metallurg, Inc. and a producer and seller of metal alloys and speciality metals.

     Birchel S. Brown has been Vice President-Sterling Steel Operations since April 1997. From 1994 to 1996, Mr. Brown was Senior Vice President, Operations of Bar Technologies, Inc. From 1993 to 1994, he was Vice President and Division Manager for Florida Steel Corp., now known as AmeriSteel Coproration, a manufacturer of steel products used in building construction. From 1992 to 1993, Mr. Brown was Manager of Technology and Support for Gladwin Corp., a firm that designs and maintains steel casting equipment.

     Kenneth J. Burnett, Vice President, had been Vice President of Operations-Houston of the Company from January 1994 through December 1997. From 1990 through 1993 he was the Company's Vice President of Operations-Steel Division.

     Andrew R. Moore has been Vice President-Human Resources since October 1996. Mr. Moore was previously the Manager of Employee Benefits for the Company from November 1992.

     David C. Oberbillig has been Vice President, Sales-Wire Products Division of the Company since 1987.

     Michael S. Venie has been Vice President-Sales and Marketing since September 1995. From 1991 through 1995 Mr. Venie was Vice President-Automotive Marketing of Kaiser Aluminum & Chemical Corporation, a subsidiary of Kaiser Aluminum Corporation, a producer of aluminum and aluminum products.

     Thomas M. Vercillo has been Chief Financial Officer, Secretary and Treasurer since August 1998, and has been Corporate Controller since 1996. From 1992 through 1996, Mr. Vercillo was Manager of Corporate Accounting for the Company.

     Mr. Gildehaus has notified the Board of Directors of his intention to retire as Chief Executive Officer and Chairman of the Board of Directors by the end of calendar 1998. A committee of the Board is currently performing a search for his successor and expects to name his replacement soon.
Mr. Gildehaus will continue to serve as Director of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table discloses, for the fiscal years indicated, individual compensation information on the Company's Chief Executive Officer and the next four most highly compensated executive officers in fiscal 1998. Such information is also provided for the former Vice President-Wire Operations and Materials Management who would have been one of the four most highly compensated executive officers in fiscal 1998 had he stayed through the end of the fiscal year (such six individuals, the "Named Officers").


----------------------------------------------------------------------------------------------------------------
                                                ANNUAL COMPENSATION            LONG-TERM
                                               -----------------------        COMPENSATION
                                                                           ----------------
 NAME AND TITLE                  FISCAL        SALARY         BONUS (1)           # OPTION         ALL OTHER
                                  YEAR                                           AWARDS (2)      COMPENSATION
----------------------------   ---------   -------------   -----------    ---------------     -----------------
Thomas A. Gildehaus(3)......      1998         $390,000       $400,900          500,000                   -
   Chairman of the Board and      1997         $116,750              -          500,000             $ 7,086
   Chief Executive Officer

Richard D. Way(4)...........      1998         $275,000       $200,450           80,000                   -
   President and Chief            1997         $270,125              -                -             $ 6,475
   Operating Officer              1996         $207,497              -           35,000             $ 6,025

Timothy J. Bondy(5).........      1998         $197,563       $114,657           70,000                   -
   Vice President, Chief          1997         $191,000              -                -             $ 4,500
   Financial Officer,             1996         $111,415              -           70,000             $23,342
   Secretary and Treasurer

Michael S. Venie............      1998         $169,375       $104,234           60,000             $ 1,693 (8)
   Vice President-Sales and       1997         $165,000              -                -             $ 4,650
   Marketing                      1996         $141,250              -           60,000             $ 4,113

Birchel S. Brown(6).........      1998         $146,121       $120,270           23,000             $17,412 (8)
   Vice President,                1997         $ 38,920              -                -             $50,000 (9)
   Sterling Steel Operations

William H. Hillpot(7).......      1998         $126,411       $ 72,964           23,000                   -
   Vice President-Wire            1997         $138,875              -                -                   -
   Operations and Materials       1996         $119,750              -           12,000             $ 3,593
   Management
------------------


 (1) All of the fiscal 1998 bonuses were accrued in fiscal 1998 and paid in fiscal 1999.
 (2) All option grants during fiscal 1998, other than Messrs. Brown and Way, were regrants for the repricing of existing options. Mr. Brown received a new option grant for 23,000 shares, with no prior options to reprice. The options granted to Mr. Way included a new option grant for 20,000 shares and the repricing of existing options to purchase 60,000 shares. For additional information on the repricing of options see footnotes to Option/SAR Grants in Last Fiscal Year table and the section Executive Compensation - Repricing of Options.
 (3) Mr. Gildehaus has been Chairman of the Board and Chief Executive Officer since April 14, 1997.
 (4) Mr. Way was named President and Chief Operating Officer in September 1996.
 (5) Mr. Bondy was hired effective January 1, 1996 and resigned from the Company effective August 28, 1998.
 (6) Mr. Brown was hired effective April 14, 1997.
 (7) Mr. Hillpot resigned from the Company effective May 16, 1998.
 (8) Relocation expenses.
 (9) One time signing bonus.


                               OPTION/SAR GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------------------------------

                                                                                            POTENTIAL REALIZABLE VALUE AT
                                                                                            ASSUMED ANNUAL RATE OF STOCK
                                                                                            PRICE APPRECIATION FOR OPTION
                                                INDIVIDUAL GRANTS                                       TERM (2)
                           ------------------------------------------------------------   ---------------------------------
                                                                                                5%               10%

                           -----------   -----------   --------------   ---------------   ----------------   ------------
                                          % OF TOTAL                                         AGGREGATE         AGGREGATE
                            NUMBER OF      OPTIONS     EXERCISE PRICE   EXPIRATION DATE      POTENTIAL         POTENTIAL
                             OPTIONS      GRANTED TO     (PER SHARE)                      REALIZABLE VALUE    REALIZABLE
           NAME            GRANTED (1)    EMPLOYEES                                                              VALUE
-------------------------  -----------   -----------   --------------   ---------------   ----------------   ------------
Thomas A. Gildehaus(3)....   250,000         27%            $3.59          9/16/2002          $247,963         $547,933
                             250,000         27%            $4.00          9/16/2002          $276,282         $610,510


Richard D. Way(4).........    80,000          9%            $3.59          9/16/2002          $79,348          $175,338

Timothy J. Bondy(5).......    70,000          8%            $3.59          9/16/2002          $69,430          $153,421

Michael S. Venie(6).......    60,000          6%            $3.59          9/16/2002          $59,511          $131,504

Birchel S. Brown..........    23,000          2%            $3.59          9/16/2002          $22,813           $50,410

William H. Hillpot(7).....    23,000          2%            $3.59          9/16/2002          $22,813           $50,410


-----------------

(1) 25% of the options become vested and exercisable upon the grant date (9/16/97) and 25% vest on each of the next three anniversaries of that date, commencing one year after the date of grant, subject to acceleration in the event of a "change in control" of the Company (defined the same as in the agreements described below under the heading "Change in Control Agreements").

(2) Potential realizable value is presented net of the option exercise price but before any federal or state income taxes associated with exercise. These amounts reflect certain assumed rates of appreciation set forth in the Securities and Exchange Commission's executive compensation disclosure rules. Actual gains, if any, on stock option exercises depend on future performance of the Common Stock and overall market conditions.

(3) 500,000 options granted pursuant to the cancellation and regrant of all existing options under the 1994 Long Term Incentive Plan pursuant to a repricing plan of the Compensation Committee of the Board of Directors.

(4) 60,000 options granted pursuant to the cancellation and regrant of all existing options under the 1994 Long Term Incentive Plan pursuant to a repricing plan of the Compensation Committee of the Board of Directors. The Named Officer received an additional grant of 20,000 shares subject to option.

(5) 70,000 options granted pursuant to the cancellation and regrant of all existing options under the 1994 Long Term Incentive Plan pursuant to a repricing plan of the Compensation Committee of the Board of Directors.

(6) 60,000 options granted pursuant to the cancellation and regrant of all existing options under the 1994 Long Term Incentive Plan pursuant to a repricing plan of the Compensation Committee of the Board of Directors.

(7) 23,000 options granted pursuant to the cancellation and regrant of all existing options under the 1994 Long Term Incentive Plan pursuant to a repricing plan of the Compensation Committee of the Board of Directors.

OPTION EXERCISES AND FISCAL YEAR END VALUES FOR THE YEAR ENDED JULY 31, 1998

                                                                      NUMBER OF               VALUE OF UNEXERCISED
                                 SHARES                              UNEXERCISED                  IN-THE-MONEY
                                ACQUIRED                           OPTIONS/SARS AT               OPTIONS/SARS AT
                                   ON              VALUE              FY-END (#)                    FY-END ($)
                                EXERCISE         REALIZED            EXERCISABLE                   EXERCISABLE
           NAME                    (#)             ($)              /UNEXERCISABLE              /UNEXERCISABLE(1)
--------------------------      ---------        ---------         -----------------          ---------------------
Thomas A. Gildehaus....             0                0                127,500/375,000                0/0

Richard D. Way.........             0                0                  57,500/60,000                0/0

Timothy J. Bondy.......             0                0                  17,500/52,500                0/0

Michael S. Venie.......             0                0                  15,000/45,000                0/0

Birchel S. Brown.......             0                0                   5,750/17,250                0/0

William H. Hillpot.....             0                0                  55,750/17,250                0/0


------------------

(1)  The closing price of the Common Stock on July 31, 1998 was $2.938.


REPRICING OF OPTIONS

     At a meeting on September 15, 1997, the Compensation Committee determined to reprice all options issued and outstanding under the 1994 Long Term Incentive Plan, except for 250,000 options awarded to Mr. Gildehaus which remain at the original exercise price of $4.00 per share. A total of 600,725 shares at an average price of $6.19 per share were to be exchanged for an equal number of options at $3.59 per share, the fair market value on September 16, 1997. In making its decision, the Compensation Committee considered the report of Johnson Associates, a benefits consulting firm. Johnson Associates reviewed various alternatives, including the valuation of options using the Black Scholes option pricing model. The Compensation Committee has concluded that the existing stock options, which are a key element in the Company's incentive compensation program, no longer provided sufficient incentives to, nor adequately encouraged, key personnel to remain in the employ of the Company. The repricing of options on an even exchange basis is intended to achieve the incentive and retention value of management stock options.

DIRECTOR COMPENSATION

     Pursuant to the Company's Director Stock Option Plan, directors who are not employees of the Company or affiliates of KNSW Acquisition Company, L.P. ("KNSW"), receive 2,500 Options on an annual basis during their tenure as directors and are paid a quarterly fee of $3,000. During the fiscal year ended July 31, 1998, Messrs. Andrews, Antonini, Frazier, Gaskins, and Gore each received 2,500 options to purchase shares of Common Stock at $3.00 per share.

EMPLOYMENT AGREEMENT

     On March 28, 1997, the Company, upon Compensation Committee and Board of Director approval, entered into an employment agreement with Thomas A. Gildehaus in connection with his becoming employed by the Company as Chief Executive Officer. At that time, the Company granted options to Mr. Gildehaus as described above under the heading "Option/SAR Grants in Last Fiscal Year". The employment agreement provides for a minimum annual salary of $390,000, participation in the Company's annual short term incentive plan and in the Company's non-qualified Supplemental Executive Retirement Plan, supplemental life insurance, a disability income policy and other typical Company benefit programs. The employment agreement also includes severance benefits if Mr. Gildehaus is terminated for any reason other than "for cause" or Mr. Gildehaus terminates his employment with the Company for "good reason" (each as defined in the agreement), equal to the sum of base compensation and target bonus for the short term incentive plan then in effect. The employment agreement also contains a change in control provision. See "Change in Control Agreements" below for additional information. The employment agreement includes non-competition, non-solicitation and confidentiality obligations on the part of Mr. Gildehaus.

CHANGE OF CONTROL AGREEMENTS

     The Company is party to agreements with Messrs. Way and Venie, and until their resignations were party to agreements with Messers. Bondy and Hillpot, which provide that in the event the Company terminates such executive's employment for a reason other than "cause" as defined in the agreement or the executive quits his employment with the Company for "good reason" as defined in the agreement, after a "change of control" of the Company, he will be entitled to receive payment for (i) up to twelve months of base salary, and (ii) bonus payout under any bonus plan or program covering the executive as of the change of control, prorated for that portion of the year prior to separation from service. In addition, during the period under (i) above, the Company will provide the executive with benefit plans and programs no less favorable than those in effect at any time during the 120 days prior to the change of control or to the extent more favorable, no less favorable than those provided to senior executives of similar capacity preceding or after the change of control.

     As to Mr. Gildehaus, if either the Company terminates Mr. Gildehaus' employment with the Company for any reason, or Mr. Gildehaus resigns for "good reason" within one (1) year following a "change in control", Mr. Gildehaus shall be entitled, as a severance benefit, to twice the sum of the base compensation and target bonus then in effect, payable upon such termination.

     For purposes of the agreements, a "change of control" of the Company occurs if (i) a person or entity becomes the beneficial owner, directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of the Company's then outstanding securities entitled to vote in the election of directors of the Company; (ii) during any period of two consecutive years, individuals who at the beginning of such period constituted the Board of Directors and any new directors who were approved by a vote of at least three quarters of the directors then still in office who either were directors at the beginning of the period or whose election or nomination was previously so approved, cease for any reason to constitute at least a majority thereof; or
(iii) all or substantially all of the assets of the Company are liquidated or distributed.

     In return for the benefits provided by his agreement, each executive agrees to continue to perform the regular duties of his current office (and/or such duties of such other positions to which he may be assigned).

PENSION PLAN

     The Company maintains a pension plan for all eligible employees. A participant who retires on or after turning 65 and has completed at least five years of service will qualify for an annual pension equal to 1.155% of the participant's average earnings for each year of service not in excess of 30 years and 1.26% of the participant's final average earnings for each year of service in excess of 30 years. Final average earnings are based on total compensation (exclusive of certain cost-of-living adjustments) during the participant's highest five consecutive years in the participant's last 15 years of service. A deferred vested pension benefit normally commencing at age 65 is provided for any employee who does not qualify for retirement under the plan but has completed at least five years of service.

     Years of service for purposes of the plan with respect to the officers of the Company named in the Summary Compensation Table are as follows: Mr. Gildehaus, 1 year; Mr. Way, 4 years; Mr. Venie, 3 years; and Mr. Brown, 1 year. Upon Mr. Hillpot's resignation from the Company, he was vested in the pension plan with 5 years of service. Mr. Bondy did not become vested in the pension plan prior to his resignation from the Company and was therefore not entitled to any benefits thereunder.

     The following table shows the projected annual pension benefits payable, under the pension plan at the normal retirement age of 65:

                         ANNUAL NORMAL PENSION BENEFITS
                         FOR YEARS OF SERVICE SHOWN (1)


 AVERAGE
 ANNUAL
 PENSION
 EARNINGS            5 YEARS          10 YEARS         20 YEARS         30 YEARS         40 YEARS         50 YEARS
-----------         ---------        ----------       ----------       ----------       ---------        ----------
  $ 50,000           $ 2,888           $ 5,775          $11,550          $17,325          $23,625          $29,925

   100,000             5,775            11,550           23,100           34,650           47,250           59,850

   150,000             8,663            17,325           34,650           51,975           70,875           89,775

   200,000             9,240            18,480           36,960           55,440           75,600           95,760

   250,000             9,240            18,480           36,960           55,440           75,600           95,760

   300,000             9,240            18,480           36,960           55,440           75,600           95,760

   350,000             9,240            18,480           36,960           55,440           75,600           95,760

   400,000             9,240            18,480           36,960           55,440           75,600           95,760



------------------

(1) Normal pension benefits are formula based and are not subject to a social security offset. With exceptions not applicable to any of the officers named in the above compensation table, Sections 401(a)(17) and 415 of the Internal Revenue Code limit the annual pension earnings that can be considered under the plan to $160,000 and the annual benefits to $125,000.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN FOR COVERED EXECUTIVES


     Effective August 1, 1997, the Company adopted a Supplemental Executive Retirement Plan for Covered Executives (the "Plan"). Participation in the Plan is limited to key employees of the Company, designed by the Compensation Committee, whose benefits under the Pension Plan B of Northwestern Steel and Wire Company (the "Pension Plan") and the Northwestern Steel and Wire Company 401(k) Salary Deferral Plan (the "401(k) Plan") are limited under applicable provisions of the Internal Revenue Code (the "Code"). The Plan is a nonqualified, unfunded plan.

     For each Plan participant, benefits under the Plan have two components. First component: With respect to the Pension Plan, benefits under the Plan are provided in amounts equal to the reduction of the participant's accrued benefits under the Pension Plan as a result of applicable Code limitations, and are paid based on the participant's election for benefit distribution under the Pension Plan. Second component: With respect to the 401(k) Plan, each Plan participant is credited with (i) a Company match equal to two percent (2%) of the portion of such participant's compensation in excess of applicable Code limitations, and
(ii) an amount equal to the reduction of the Company's non-elective contributions under the 401(k) Plan pursuant to applicable Code limitations. The second component of a participant's benefit under the Plan is paid in a lump sum.

     In the event of a change in control, benefits accrued under the Plan as of the date of such change in control are payable to Plan participants within sixty
(60) days following such change in control.

     As of July 31, 1998, the designated Plan participants consist of Thomas A. Gildehaus, Richard D. Way, Timothy J. Bondy and Michael S. Venie. The Company has estimated and reserved $116,000 to cover the benefits which the Plan participants are eligible to receive pursuant to the Plan.


RULE 16(B) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company's executive officers, directors and 10% shareholders are required under the Securities Exchange Act of 1934, as amended, to file reports of ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to the Company. Based solely upon a review of copies of such reports, or written representations that no reports were required, the Company believes that all filing requirements applicable to its executive officers, directors and 10% shareholders were complied with by such persons.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The table below sets forth certain information regarding beneficial ownership of Common Stock as of October 23, 1998, by each person or entity known to the Company who owns of record or beneficially five percent or more of the Common Stock and by each Named Officer and director and all executive officers and directors as a group.


                                                                                         PERCENTAGE OF
                                                        NUMBER OF SHARES                  OUTSTANDING
                    NAME                              OF COMMON STOCK (1)                 COMMON STOCK
------------------------------------------            -------------------                --------------
KNSW Acquisition Company, L.P. (2)........                  8,687,000                         34.9%
Dimensional Fund Advisors, Inc.(3)........                  1,423,000                          5.7%
William F. Andrews .......................                     18,020                            *
Marion H. Antonini........................                      2,500                            *
Timothy J. Bondy(4) ......................                     17,500                            *
Birchel S. Brown..........................                     11,500                            *
Warner C. Frazier.........................                     10,000                            *
Darius W. Gaskins, Jr. ...................                     20,500                            *
Thomas A. Gildehaus ......................                    262,500                            *
David L. Gore.............................                      2,900                            *
William H. Hillpot (5)....................                     50,000                            *
James A. Kohlberg (6).....................                  8,687,000                         34.9%
Christopher Lacovara (6)..................                  8,687,000                         34.9%
Michael E. Lubbs .........................                      4,461                            *
George W. Peck IV.........................                         --                            *
Michael S. Venie .........................                     30,000                            *
Richard D. Way ...........................                     79,538                            *
All executive officers and directors and                    9,297,143                         37.3%
  director nominee as a group (18 persons)
  (6).....................................

------------------
*    Less than 1%.

(1) Includes shares issuable pursuant to options which may be exercised within 60 days after October 23, 1998.

(2) KNSW owns directly 8,687,000 shares of Common Stock. Kohlberg Associates, L.P., a Delaware limited partnership ("Associates"), is the general partner of KNSW. Kohlberg & Kohlberg, L.L.C., is the general partner of Associates. Messrs. Kohlberg and Lacovara may be deemed to share voting and dispositive power as to all shares of Common Stock owned by KNSW. Messrs. Kohlberg and Lacovara disclaim beneficial ownership with respect to such shares. The address for KNSW is c/o Kohlberg & Co., 111 Radio Circle, Mt. Kisco, NY 10549.

(3) As reported on a Schedule 13G dated December 31, 1997, filed with the Securities Exchange Commission ("the Commission") by Dimensional Fund Advisors, Inc. ("DFA"). According to such Schedule 13G, DFA has sole voting power with respect to 929,300 shares. The persons who are officers of Dimensional Fund Advisors Inc. also serve as officers of DFA Investment Dimensions Group Inc., (the "Fund") and The DFA Investment Trust Company (the "Trust"), each an open-end management investment company registered under the Investment Company Act of 1940. According to such Schedule 13G, in their capacities as officers of the Fund and the Trust, these persons vote 163,000 additional shares which are owned by the Fund and 330,700 shares which are owned by the Trust. According to the Schedule 13G, DFA has sole dispositive power over 1,423,000 shares. The address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(4) Mr. Bondy resigned from the Company effective August 28, 1998 and is no longer an officer of the Company. The 17,500 shares subject to option will expire on November 26, 1998.

(5) Mr. Hillpot resigned from the Company effective May 16, 1998 and is no longer an officer of the Company. The 50,000 shares subject to option will expire on May 16, 1999.


(6)  Includes the 8,687,000 shares of Common Stock owned by KNSW.  See Note 2.

ITEM 13.  CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     In August 1992, the Company underwent a reorganization which included the sale of 8,687,000 shares of Common Stock to KNSW (the "1992 Investment"), which represented at such time approximately 52% of the outstanding Common Stock. KNSW is an affiliate of Kohlberg. At the time of the 1992 Investment, the Company and Kohlberg entered into a fee agreement (the "Fee Agreement") pursuant to which Kohlberg agreed to provide such advisory and management services to the Company and its subsidiaries as the Board of Directors reasonably requests in consideration for which the Company pays Kohlberg a fee of $43,435 per fiscal quarter at the beginning of each quarter. The Fee Agreement provides that Kohlberg, but not the Company, may terminate the Fee Agreement at any time. The Fee Agreement will terminate automatically on the earlier of the end of the fiscal year in which KNSW's percentage interest in the outstanding Common Stock is less than 25% and the tenth anniversary of the Fee Agreement. Fees may not be increased through July 31, 2000. The Fee Agreement also provides that the Company will indemnify Kohlberg and its affiliates and their respective partners, officers, directors, stockholders, agents and employees against any third party claims arising from the Fee Agreement and the services provided thereunder, the 1992 Investment or their equity interest in the Company.

     Pursuant to the terms of the ESOP which was terminated effective March 31, 1997, the Company is obligated to pay certain fees and expenses of the ESOP incurred prior to the distribution of its assets which for the year ended July 31, 1998 aggregated $198,121.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                 AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements

                  The consolidated financial statements included in Item 8 are filed as part of this annual report.

         2.       Financial Statements Schedule:

                  The consolidated financial statement schedule included in Item 8 is filed as part of this annual report.

         3.       Exhibits

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of October 1998.


                       NORTHWESTERN STEEL AND WIRE COMPANY



                          By:/s/ Thomas M. Vercillo
                          ----------------------------------
                          Thomas M. Vercillo
                          Corporate Controller and Chief
                                Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 23rd day of October, 1998.


                                   Signatures


/s/ Thomas A. Gildehaus                        /s/ James A. Kohlberg
----------------------------                   ----------------------------
Thomas A. Gildehaus                            James A. Kohlberg
Chairman of the Board                          Director
Chief Executive Officer
and Director                                   /s/ Christopher Lacovara
                                               ----------------------------
/s/ William F. Andrews                         Christopher Lacovara
----------------------------                   Director
William F. Andrews
Director                                       /s/ Michael E. Lubbs
                                               ----------------------------
/s/ Warner C. Frazier                          Michael E. Lubbs
----------------------------                   Director
Warner C. Frazier
Director                                       /s/ Marion H. Antonini
                                               ----------------------------
/s/ Darius W. Gaskins, Jr.                     Marion H. Antonini
----------------------------                   Director
Darius W. Gaskins, Jr.
Director                                       /s/ George W. Peck, IV
                                               ----------------------------
/s/ David L. Gore                              George W. Peck, IV
----------------------------                   Director
David L. Gore
Director


EXHIBIT NUMBER                                                     INCORPORATED BY REFERENCE
                           DESCRIPTION                                TO OTHER DOCUMENT
                           -----------                             --------------------------
2               PLAN OF ACQUISITION, REORGANIZATION,
                ARRANGEMENT, LIQUIDATION OR SUCCESSION

     2.1        Stock Purchase Agreement dated as of July 27,     Current Report on Form 8-K dated July 27,
                1992 between the Company and KNSW                 1992, File No. 1-4288, Exhibit 2.1

3               ARTICLES OF INCORPORATION AND BY-LAWS

     3.1        Second Amended and Restated Articles of           Annual Report on Form 10-K for the fiscal year
                Incorporation of the Company dated as of August   ended July 31, 1992, File No. 1-4288, Exhibit
                12, 1992                                          3.1

     3.2        First Amendment to the Second Amended and         Registration Statement on Form S-1
                Restated Articles of Incorporation                filed with the Commission on April 18, 1993,
                                                                  File No. 33-60764, Exhibit 3.2

     3.3        Amended and Restated By-Laws of the Company       Annual Report on Form 10-K for the
                                                                  fiscal year ended July 31, 1996, File No.
                                                                  0-21556, Exhibit 3.3

     3.4        Amendment to the Amended and Restated Bylaws      Filed herewith
                of the Company

     3.5        Amendment to the Amended and Restated Bylaws      Filed herewith
                of the Company

     3.6        Amendment to the Amended and Restated Bylaws      Filed herewith
                of the Company

     3.7        Amendment to the Amended and Restated Bylaws      Filed herewith
                of the Company

     3.8        Amendment to the Amended and Restated Bylaws      Filed herewith
                of the Company

4               INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
                HOLDERS, INCLUDING INDENTURES

     4.1        Amended and Restated Credit Agreement (the        Annual Report on Form 10-K for the
                "Credit Agreement") dated as of August 16,        fiscal year ended July 31, 1997,
                1988 As Amended and Restated as of April 30,      File No. 0-21556, Exhibit 4.1
                1996

     4.2        First Amendment to the Credit Agreement,          Annual Report on Form 10-K for the
                effective July 31, 1997                           fiscal year ended July 31, 1997,
                                                                  File No. 0-21556, Exhibit 4.2

     4.3        Form of Indenture dated as of 1993, between the   Registration Statement on Form S-1 filed
                Company and Continental Bank, National            with the Commission on April 18, 1993,
                Association, as Trustee (including form of        File No. 33-60766, Exhibit 4.38
                Senior Note)






















































10              MATERIAL CONTRACTS

     10.1       Employment Agreement between Thomas A.            Annual Report on Form 10-K for the fiscal year
                Gildehaus and the Company dated as of March 28,   ended July 31, 1997, File No. 0-21556, Exhibit
                1997                                              10.1

     10.2       Form of Indemnification Agreements between the    Annual Report on Form 10-K for the fiscal year
                Company and each of its directors and officers    ended July 31, 1997, File No. 0-21556, Exhibit
                serving at any time after January 31, 1997        10.2

     10.3       Northwestern Steel and Wire Company Management    Annual Report on Form 10-K for the fiscal year
                Stock Option Plan effective August 12, 1992       ended July 31, 1992, File No. 1-4288, Exhibit
                                                                  10.20

     10.4       Fee Agreement dated as of August 12, 1992         Annual Report on Form 10-K for the fiscal year
                between the Company and Kohlberg                  ended July 31, 1992, File No. 1-4288, Exhibit
                                                                  10.22

     10.5       1994 Long Term Incentive Plan                     Registration  Statement on Form S-8 and Form
                                                                  S-3, No. 33-53471, Exhibit 4(d)

     10.6       1994 Director Stock Option Plan                   Registration Statement on Form S-8 and Form
                                                                  S-3, No. 33-53471, Exhibit 4(e)

     10.7       Employee Stock Purchase and Option Plan           Registration Statement on Form S-8, filed with
                                                                  the Commission December 28, 1992, File No.
                                                                  33-56412, Exhibit 4.3

     10.8       Form of Termination of Control Agreement          Annual Report on Form 10-K for the fiscal year
                between the Company and named executives          ended July 31, 1997, File No. 0-21556, Exhibit
                                                                  10.10

     10.9       Form of Supplemental Executive Retirement Plan    Annual Report on Form 10-K for the fiscal year
                for Covered Executives                            ended July 31, 1997, File No. 0-21556, Exhibit
                                                                  10.11

21              SUBSIDIARIES OF THE REGISTRANT




     21.1       The Company has three subsidiaries: Northwestern Steel and Wire
                Company (formerly H/N Steel Company, Inc.), a Texas corporation,
                Northwestern Steel and Wire Company, a Delaware corporation, and
                Northwestern Steel and Wire Company - Kentucky, a Delaware corporation

23              CONSENT OF EXPERTS AND COUNSEL

     23.1       Consent of Independent Accountants dated
                October 27, 1998                                                       Filed herewith

27              DATA SCHEDULE

     27.1       Data Schedule                                                          Filed herewith


(b)      Reports on Form 8-K

         None.