Form 10-Q
period 1998-10-31
NORTHWESTERN STEEL & WIRE CO
filed 1998-12-15
CIK 73093

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 31, 1998

                                       or

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

Number of shares of common stock outstanding as of December 8, 1998:

     Common Stock 24,905,424 shares
     (includes 420,601 treasury shares)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                      NORTHWESTERN STEEL AND WIRE COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Three Months Ended
                                                                             October 31,
                                                             -----------------------------------------
                                                                    1998                       1997

                                                                             (Unaudited)
                                                                 (in thousands of dollars except per
                                                                     share data and tonnage data)

Net sales                                                      $    113,516               $   138,925
                                                               -------------              ------------

Cost and operating expenses:
  Cost of goods sold (excluding depreciation)                       100,448                   119,050
  Depreciation                                                        3,744                     4,543
  Selling and administrative                                          2,466                     3,142
  Non-recurring item                                                 41,597                         -
                                                               -------------              ------------
    Total cost and operating expenses                               148,255                   126,735
                                                               -------------              ------------
Operating (loss) profit                                             (34,739)                   12,190
                                                               -------------              ------------
Other income and expenses:
  Interest expense                                                    3,226                     4,380
  Interest and other income                                            (417)                   (5,161)
                                                               -------------              ------------
    Total other income and expenses                                   2,809                      (781)
                                                               -------------              ------------
(Loss) income before income taxes                                   (37,548)                   12,971
(Benefit) provision for income taxes                                (12,980)                    5,201
                                                               -------------              ------------

Net (loss) income                                              $    (24,568)              $     7,770
                                                               =============              ============


Basic net (loss) income per share                              $      (1.00)              $      0.32
                                                               =============              ============


Net tons shipped                                                    295,059                   366,639
                                                               =============              ============

                  The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                  (in thousands of dollars except share data)


                                                                                  October 31,               July 31,
                                                                                     1998                     1998
                                                                                --------------           -------------
                                     ASSETS
CURRENT ASSETS                                                                               (Unaudited)
 Cash and cash equivalents                                                      $    11,152              $    36,930
 Receivables, less allowance of $1,175                                               45,322                   52,057
 Income tax receivable                                                                   13                       13
 Deferred income taxes                                                               14,847                   14,147
 Other assets                                                                        25,429                   14,085
                                                                                ------------             ------------
                                                                                     96,763                  117,232
                                                                                ------------             ------------

 Inventories, at lower of cost or market:
  Finished products                                                                  40,501                   36,867
  Semi-finished products                                                             28,761                   26,937
  Raw materials and supplies                                                         18,120                   20,218
                                                                                ------------             ------------
                                                                                     87,382                   84,022
                                                                                ------------             ------------
    Total current assets                                                            184,145                  201,254
                                                                                ------------             ------------

PLANT AND EQUIPMENT, at cost                                                        317,755                  318,656
 Accumulated depreciation                                                           169,941                  166,196
                                                                                ------------             ------------
 Net plant and equipment                                                            147,814                  152,460
                                                                                ------------             ------------

DEFERRED INCOME TAXES                                                                25,267                   12,287
DEFERRED FINANCING COST                                                               1,684                    1,990
OTHER ASSETS                                                                         15,208                   15,208
                                                                                ------------             ------------
    Total assets                                                                $   374,118              $   383,199
                                                                                ============             ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                               $    26,786              $    42,953
 Accrued expenses                                                                    66,102                   34,897
 Current portion of long term debt                                                      609                      609
                                                                                ------------             ------------
    Total current liabilities                                                        93,497                   78,459

LONG TERM DEBT                                                                      116,141                  116,141
OTHER LONG TERM LIABILITIES                                                         102,348                  101,899
                                                                                ------------             ------------
    Total liabilities                                                               311,986                  296,499
                                                                                ------------             ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, par value $1 per share:
  - Authorized - 1,000,000 shares
  - Issued - none                                                                         -                        -
 Common stock, par value $.01 per share:
  - Authorized - 75,000,000 shares
  - Issued - 24,905,424 shares                                                      123,973                  123,973
 Retained (deficit) earnings                                                        (51,043)                 (26,475)
 Minimum pension liability                                                           (5,473)                  (5,473)
 Treasury shares, at cost; 420,601 shares                                            (5,325)                  (5,325)
                                                                                ------------             ------------
    Total shareholders' equity                                                       62,132                   86,700
                                                                                ------------             ------------
    Total liabilities and shareholders' equity                                  $   374,118              $   383,199
                                                                                ============             ============


                  The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               For the Three Months Ended
                                                                                      October 31,
                                                                            ---------------------------------
                                                                               1998                   1997
                                                                            ----------            -----------
                                                                                      (Unaudited)
                                                                               (In thousands of dollars)

Cash Flows From Operations:
   Net (loss) income                                                      $   (24,568)             $   7,770
   Depreciation                                                                 3,744                  4,543
   Non-recurring item                                                          41,597                      -
   Amortization of deferred financing costs and debt discount                     331                    329
   Deferred income tax (benefit) expense                                      (13,680)                 5,201
   Income tax receivable                                                            -                 10,535
   Decrease in receivables                                                      6,735                  3,576
   (Increase) decrease in inventories                                          (5,660)                 1,275
   (Increase) in other current assets                                         (11,344)                     -
   (Decrease) increase in accounts payable and accrued expenses               (20,159)               (14,705)
   Increase in other long term liabilities                                        449                    777
                                                                          ------------             ----------
Net cash (used in) provided by operations                                     (22,555)                19,301
                                                                          ------------             ----------

Cash Flows From Investing Activities:
   Capital expenditures                                                        (3,198)                (2,107)
                                                                          ------------             ----------
Net cash used in investing activities                                          (3,198)                (2,107)
                                                                          ------------             ----------

Cash Flows From Financing Activities:
   Payments of long term debt                                                     (25)               (56,876)
   Proceeds from issuance of long term debt and revolver loans                      -                 35,000
   Cash overdraft                                                                   -                  1,035
                                                                          ------------             ----------
Net cash used in financing activities                                             (25)               (20,841)
                                                                          ------------             ----------

   Decrease in cash and cash equivalents                                      (25,777)                (3,647)

Cash and Cash Equivalents:
   Beginning of period                                                         36,930                  4,078
                                                                          ------------             ----------
   End of period                                                          $    11,153              $     431
                                                                          ============             ==========


Supplemental Disclosures of Cash Flow Information:
Cash Paid (Received) During the Period For:
   Interest                                                               $       214              $   1,801
   Income taxes                                                                     -                      -

                  The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar amounts are in thousands except share data)


1. These consolidated financial statements included herein should be read together with the fiscal 1998 audited financial statements and notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. The Consolidated Financial Statements for the three month periods ended October 31, 1998 and 1997 have not been audited. However, the Company believes the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature.

3. Basic net income (loss) per share amounts, as presented on the Consolidated Statements of Operations, are based on the weighted average actual shares outstanding of 24,484,823 and 24,483,280 for the three months ended October 31, 1998 and 1997, respectively. Only basic net income (loss) per share was presented for all periods since income (loss) per share remain the same for basic and diluted earnings per share. The dilutive impact for options issued pursuant to the various Company stock option plans are immaterial.

4. An income tax provision or benefit is recorded by estimating the annual effective income tax rate and applying that rate to pretax income or loss. The effective income tax rate was approximately 35% and 40% for the three months ended October 31, 1998 and 1997, respectively, which approximates the combined Federal and State statutory rates.

5. On October 7, 1998 the Company announced that it will exit the majority of its wire products business by the end of calendar 1998. This decision is more fully described in Item 2 of this Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations.

6. On July 24, 1998, the Company signed a letter of intent to sell the Company's idled Houston facility including land and buildings in exchange for cash. On December 7, 1998 the Company was notified by the potential purchaser of their decision to cancel their letter of intent. The Houston facility has been placed on the market for sale.

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

     The Company has been cited by the U. S. Environmental Protection Agency ("USEPA") for alleged violations of the 1990 Clean Air Act ("CAA") and other requirements at its Sterling furnace operations. The Company has agreed to settle this claim pending final approval. The agreement, if approved, would require the Company to pay a civil penalty of approximately $600,000 and achieve and maintain compliance with the CAA through future capital expenditures that the Company anticipates to range between $5.0 and $7.0 million. Additionally, the Company would also undertake several Supplementary Environmental Projects that could total $1.0 million in capital expenditures.

     Based on continuing review of applicable regulatory requirements by the Company's internal environmental compliance manager and advice from independent consultants, the Company believes that it is currently in substantial compliance with applicable environmental requirements, except as noted in the Company's fiscal 1998 Annual Report on Form 10-K for Commitments and Contingencies.

8. In accordance with Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"), the Company has implemented the requirements of SFAS 130 on August 1, 1998. The adoption of SFAS 130 has not had a significant impact on the Company's financial statements for the three months ended October 31, 1998, since no change occurred in the Company's minimum pension liability, which represents the Company's only comprehensive income item.


Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended July 31, 1998 ("1998 10-K MD&A").

FORWARD LOOKING INFORMATION
---------------------------

     Except for historical information, matters discussed in this Item 2 contain forward looking information and describe the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. The Company has identified these "forward looking" statements by words such as "should", "lead to", "expects", "anticipates" and similar expressions. Risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements include the following: volumes of production and product shipments; changes in product mix and pricing; costs of scrap steel and other raw material inputs; changes in domestic manufacturing capacity; the level of non-residential construction and overall economic growth in the United States; changes in legislative, regulatory or industrial requirements; the level of imported products in the Company's markets; and the uncertainties described in the 1998 10-K MD&A and in this Item 2. The Company assumes no obligation to update the information contained herein.

RESULTS OF OPERATIONS
---------------------

     Net sales for the Company were $113.5 million on shipments of 295,059 net tons for the three months ended October 31, 1998, compared to $138.9 million on shipments of 366,639 net tons for the three months ended October 31, 1997. The Company recorded the previously announced exit from a significant portion of its wire business in the first quarter, resulting in a net loss for the quarter of $24.6 million, or $1.00 per share. Excluding the wire business exit costs, the Company earned $2.5 million, or $.10 per share. In the first quarter of the prior year, the Company reported net earnings of $7.8 million, or $.32 per share, which included $3.1 million, or $.12 per share, in settlement of previously disputed property tax payments made in prior years. Excluding property tax settlements, net earnings in last year's first quarter were $4.7 million, or $.20 per share.

     Tons shipped in the quarter decreased approximately 20% compared to the prior year period. During the first quarter of fiscal 1999, the Company continued to see record import levels of foreign steel in its rod and structural markets which significantly impacted volume shipped during the three months ended October 31, 1998. Additionally, the Company anticipates continued high levels of foreign imports through the Company's third fiscal quarter.

     These record import levels of foreign steel in the Company's steel markets put downward pressure on pricing in addition to decreased shipments. Pricing for wire rod were lower by approximately 13% in the quarter ended October 31, 1998 compared to the prior year three month period. Pricing for the Company's structural products were greater in the first quarter of fiscal 1999 than the same period in the prior year. In order to remain competitive, the Company has adjusted its structural pricing and estimates that the realized value for structural products is expected to decrease almost 15% in the second fiscal quarter of 1999.

     Cost of goods sold, excluding depreciation, as a percentage of net sales for the three-month period ended October 31, 1998 increased to 88.5% compared to the prior year at 85.7%. With the increased presence of foreign steel in the Company's markets, and the resulting volume decrease, operating efficiencies achieved in the prior year period could not be duplicated. As noted above, the downward pressure on pricing also impacted the cost of goods sold to net sales percentage. In future periods the cost of goods sold to net sales percentage is expected to increase further as structural price decreases are recognized. The increase in the cost of goods sold to net sales percentage resulting from decreased selling prices and less efficient operating levels will be somewhat offset by lower scrap costs. Scrap costs have been decreasing as a result of the weakening steel industry and export demand for scrap.

     Depreciation expense decreased almost 18% from $4.5 million in the first quarter of fiscal 1998 to $3.7 million in the current year's first quarter. This decrease was due primarily to major capital projects implemented in the early 1980's period becoming fully depreciated.

     For the quarter ended October 31, 1998, selling and administrative expense was $2.5 million compared to $3.1 million in the prior fiscal year period. The decrease is due primarily to somewhat lower compensation expense.

     Interest expense was $3.2 million for the quarter ended October 31, 1998 compared to $4.4 million in the prior fiscal year period. The decrease in interest expense is primarily due to the effect of reduced debt levels.

     The benefit for income taxes was $13.0 million for the three months ended October 31, 1998 as a result of recording the costs to exit a significant portion of its wire business. This compared to a provision for income taxes of $5.2 million due to the pre-tax earnings generated for same period in the prior year. The Company will pay very little in cash taxes during fiscal 1999 due to the loss resulting from the exit of a significant portion of its wire operations and its tax net operating loss position.

ANNOUNCEMENT OF WIRE PRODUCTS BUSINESS EXIT

     During the first quarter of fiscal 1999, the Company announced the exit of the majority of its wire products business by the end of calendar 1998. Specifically, the Company will cease, in an orderly fashion, production and marketing of its agricultural, nail and lawn and garden product lines. The Company has incurred losses in these product lines during the last three years. The Company will continue to produce and market manufacturer's wire and cut rod products at its Sterling facility. As a result of the exit, the Company recorded a non-recurring, pre-tax charge of $41.6 million in the first quarter of fiscal 1999. The charge includes employee termination expenses, asset writedowns associated with the facility, equipment and inventory and other closure costs, as follows:


           Employee termination costs                    $  32.9
           Asset impairment                                  6.4
           Other closure costs                               2.3
                                                         -------
                                                         $  41.6
                                                         =======


     The employee termination costs include unrecognized pension and postretirement healthcare costs and employee severance expenses. Unrecognized pension costs will be funded over a five year period while postretirement healthcare costs will be funded over the lives of the affected employees. The production equipment is being prepared for sale. The other closure costs and employee severance expenses are anticipated to be paid over the next year. The proceeds from the liquidation of these wire product's working capital, net of the above cash closure costs, is expected to generate a modest amount of cash, after all closure costs have been paid.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     GENERAL. Funds for the Company's operational needs have been provided from internally generated cash. As of October 31, 1998, total liquidity, comprising cash, cash equivalents and funds available under the Company's credit facility, was $76.2 million compared to $108.3 million at July 31, 1998. The Company used cash in operations of $22.6 million in the first quarter of fiscal 1999 compared to operations providing cash of $19.3 million in the prior year period. The decrease is attributable to decreased operating profits, reduction of accounts payable associated with planned inventory decreases and increased pension funding associated with meeting minimum funding standards of the Pension Benefit Guaranty Corporation.

     Net cash used in investing activities amounted to $3.2 million in the first quarter of fiscal 1999 compared to $2.1 million in the prior year period. The Company continues lower levels of capital spending in fiscal 1999 (currently expected to be from $11 to $14 million) in anticipation of potentially significant capital commitments resulting from studies the Company is pursuing to upgrade, modernize or replace its rolling mills in Sterling, Illinois.

     The Company has significant future debt service obligations, primarily consisting of $115 million of senior notes that are scheduled to be redeemed on June 15, 2001, and significant unfunded employee benefit obligations. The Company's ability to satisfy these obligations and to secure adequate capital resources in the future are dependent on its ability to generate adequate and sustainable cash flow. This will be dependent on the Company's overall operating performance and successful implementation of the Company's internal plans. Additionally, the Company is subject to general business, financial, capital markets, labor cooperation and competitive conditions, including competitors' new steel plants which will increase capacity in the structural steel market by approximately 1.9 million tons during calendar 1999. If the Company is not able to modernize or replace its existing mills and renegotiate certain provisions of its existing labor agreement in a timely manner, the Company believes it is unlikely that its operating cash flow will be sufficient to repay or refinance its future obligations as they become due. Additionally, the Company is uncertain as to its ability to refinance these obligations due to factors outlined above as well as general business and economic competitive factors affecting the Company and the domestic steel industry, as more fully described in the Company's 1998 10-K MD&A.

     The Company has had under consideration for some time various ways to address these issues. If the Company is unable to develop or implement plans that adequately address these challenges in a timely manner, the Company's business, financial condition and operations will be materially and adversely affected. As the Company faces the prospect of being unable to modernize or replace its existing mills and the potential inability to repay its future debt service obligations as they become due, the Company is considering a number of alternatives including reorganization.

YEAR 2000

     In 1997, the Company identified the following areas critical for its successful implementation of Year 2000 ("Y2K") compliance: (1) financial and information system applications, (2) manufacturing applications and (3) vendor and other third-party relationships. For each of these areas, the Company has established the following procedures to enable it to meet its Y2K compliance obligation: (a) identifying systems potentially susceptible to Y2K compliance issues, (b) developing and implementing corrective actions and (c) testing to ensure compliance. Management believes that the Company is devoting the necessary resources to identify and resolve significant Y2K issues in a timely manner.

FINANCIAL AND INFORMATION SYSTEM APPLICATIONS: The Company utilized the services of outside consultants to identify areas of exposure and solution implementation for the financial and information system applications. Financial and information system applications consist of the Company's main-frame computer hardware and operating system, and the applications software. The Company's main-frame operating system, which is presently in use, has been successfully tested for Y2K compliance. All applications software have been identified for Y2K compliance, upgraded where necessary and are currently in use. The Company is currently testing these upgraded systems for Y2K compliance and estimates that the testing is 86% complete. The Company believes completion of such testing will occur during the second quarter of fiscal 1999. The total cost of these Y2K compliance activities, estimated at less than $1.0 million, has not been, and is not anticipated to be material to the Company's financial position or its results of operations and have all been or will be expensed as incurred. Based on the information gathered and the testing performed to date, the Company does not believe any material exposure to significant business interruption exists as a result of Y2K issues from the financial and information system applications.

MANUFACTURING APPLICATIONS: The Company's manufacturing facilities rely on systems for process control and production monitoring. Failure to identify, correct and test Y2K sensitive systems at its manufacturing facilities could result in manufacturing interruptions. The Company has identified and catalogued hardware and software systems used in the manufacturing process and is currently testing compliance with these hardware and software systems. At the same time, the Company is also currently analyzing responses from the suppliers of these manufacturing applications and thus does not, at this time, have sufficient data to estimate the cost of achieving Y2K compliance for its manufacturing applications. If the Company is unable to achieve Y2K compliance for its manufacturing applications, the Year 2000 could have a material impact on the operations of the Company. The Company currently estimates the analysis of information and recommendation of corrective actions will be completed by mid-fiscal 1999. Additionally, the Company expects implementation and testing will be completed by the end of fiscal 1999.

VENDOR AND OTHER THIRD-PARTY RELATIONSHIPS: The Company relies on third party suppliers for raw materials, utilities, transportation and other key supplies and services. Interruption of supplier operations due to Y2K issues could adversely affect the Company's operations. The Company has initiated efforts to evaluate the status of supplier's efforts to prepare for Y2K compliance issues through a survey sent to its suppliers. The Company has received a 75% response
rate from the survey of suppliers.   Unsatisfactory responses or non-responses
from critical suppliers will result, to the extent possible, in alternate sources being utilized. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third-party failure. The Company is also dependent upon its customers for sales and cash flow. The Company does not currently have any formal information concerning the Y2K compliance status of its customers but has received indications that most of the Company's customers are working on Y2K compliance. Y2K interruptions in the Company's customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, the Company believes its customer base is broad enough to minimize the impact of isolated occurrences. The Company does not believe it will experience material costs related to its Y2K compliance activities for vendors and other third party relationships.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          None


Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibit 27 - Financial Data Schedule

          (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1998.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NORTHWESTERN STEEL AND WIRE COMPANY



                                       By        /s/ T. M. Vercillo
                                         --------------------------------------
                                               Thomas M. Vercillo
                                               Chief Financial Officer
                                               (Principal Financial Officer)


December 15, 1998