Form 10-Q
period 1999-01-31
NORTHWESTERN STEEL & WIRE CO
filed 1999-03-17
CIK 73093

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 1999

                                       or

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

Number of shares of common stock outstanding as of March 10, 1999:

         Common Stock 24,905,424 shares
         (includes 420,601 treasury shares)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       NORTHWESTERN STEEL AND WIRE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended                      Six Months Ended
                                                         January 31,                            January 31,
                                              ----------------------------------      --------------------------------
                                                     1999               1998                1999              1998
                                                                            (Unaudited)
                                                 (in thousands of dollars except per share data and tonnage data)

Net sales                                     $       76,969     $      140,420       $     190,485     $     279,345
                                              ---------------    ---------------      --------------    --------------

Cost and operating expenses:
     Cost of goods sold (excluding depreciation)      76,004            116,614             176,452           235,664
     Depreciation                                      3,638              4,575               7,382             9,118
     Selling and administrative                        2,892              2,953               5,358             6,095
     Non-recurring item                                    -                  -              41,597                 -
                                              ---------------    ---------------      --------------    --------------
        Total cost and operating expenses             82,534            124,142             230,789           250,877
                                              ---------------    ---------------      --------------    --------------

Operating (loss) profit                               (5,565)            16,278             (40,304)           28,468
                                              ---------------    ---------------      --------------    --------------

Other income and expenses:
     Interest expense                                  3,195              4,042               6,421             8,422
     Interest and other income                          (205)              (194)               (622)           (5,355)
                                              ---------------    ---------------      --------------    --------------
        Total other income and expenses                2,990              3,848               5,799             3,067
                                              ---------------    ---------------      --------------    --------------

(Loss) income  before income taxes                    (8,555)            12,430             (46,103)           25,401
(Benefit) provision for income taxes                  (3,337)             5,010             (16,317)           10,211
                                              ---------------    ---------------      --------------    --------------

Net (loss) income                             $       (5,218)    $        7,420       $     (29,786)    $      15,190
                                              ===============    ===============      ==============    ==============



Basic net (loss) income per share             $        (0.21)    $         0.30       $       (1.21)    $        0.62
                                              ===============    ===============      ==============    ==============



Net tons shipped                                     223,526            376,753             518,585           743,392
                                              ===============    ===============      ==============    ==============




                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                       NORTHWESTERN STEEL AND WIRE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands of dollars except share data)


                                                                           January 31,           July 31,
                                                                              1999                 1998
                                                                           ------------         -----------
                                     ASSETS
CURRENT ASSETS                                                                      (Unaudited)
  Cash and cash equivalents                                              $      16,723        $     36,930
  Receivables, less allowance of $1,175                                         27,693              52,057
  Income tax receivable                                                             13                  13
  Deferred income taxes                                                         14,147              14,147
  Other assets                                                                  15,789              14,085
                                                                         --------------       -------------
                                                                                74,365             117,232
                                                                         --------------       -------------
   Inventories, at lower of cost or market:
     Finished products                                                          35,324              36,867
     Semi-finished products                                                     21,688              26,937
     Raw materials and supplies                                                 11,511              20,218
                                                                         --------------       -------------
                                                                                68,523              84,022
                                                                         --------------       -------------
          Total current assets                                                 142,888             201,254
                                                                         --------------       -------------

PLANT AND EQUIPMENT, at cost                                                   318,163             318,656
   Accumulated depreciation                                                    170,167             166,196
                                                                         --------------       -------------
   Net plant and equipment                                                     147,996             152,460
                                                                         --------------       -------------

DEFERRED INCOME TAXES                                                           28,604              12,287
DEFERRED FINANCING COST                                                          1,379               1,990
OTHER ASSETS                                                                    27,012              15,208
                                                                         --------------       -------------

          Total assets                                                   $     347,879        $    383,199
                                                                         ==============       =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                      $      13,884        $     42,953
   Accrued expenses                                                             36,858              34,897
   Current portion of long term debt                                               609                 609
                                                                         --------------       -------------
           Total current liabilities                                            51,351              78,459

LONG TERM DEBT                                                                 115,885             116,141
OTHER LONG TERM LIABILITIES                                                    123,729             101,899
                                                                         --------------       -------------
           Total liabilities                                                   290,965             296,499
                                                                         --------------       -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, par value $1 per share:
      - Authorized - 1,000,000 shares
      - Issued - none                                                                -                   -
    Common stock, par value $.01 per share:
      - Authorized - 75,000,000 shares
      - Issued - 24,905,424 shares                                             123,973             123,973
    Retained (deficit) earnings                                                (56,261)            (26,475)
    Accumulated other comprehensive loss                                        (5,473)             (5,473)
    Treasury shares, at cost; 420,601 shares                                    (5,325)             (5,325)
                                                                         --------------       -------------
            Total shareholders' equity                                          56,914              86,700
                                                                         --------------       -------------

            Total liabilities and shareholders' equity                   $     347,879        $    383,199
                                                                         ==============       =============




                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                       NORTHWESTERN STEEL AND WIRE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              For the Six Months Ended
                                                                                    January 31,
                                                                         -----------------------------------
                                                                              1999                   1998
                                                                         -------------          ------------
                                                                                     (Unaudited)
                                                                              (In thousands of dollars)
Cash Flows From Operations:
     Net (loss) income                                                    $   (29,786)          $    15,190
     Depreciation                                                               7,382                 9,118
     Non-recurring item                                                        41,597                     -
     Amortization of deferred financing costs and debt discount                   706                   660
     Deferred income tax (benefit) expense                                    (16,317)               10,211
     Income tax receivable                                                          -                 7,955
     Decrease in receivables                                                   24,364                11,634
     Decrease in inventories                                                   12,985                 3,797
     (Increase) decrease in other current assets                               (1,704)                1,452
     (Increase) in other assets                                               (11,849)                    -
     (Decrease) in accounts payable and accrued expenses                      (39,103)              (11,424)
     (Decrease) increase in other long term liabilities                        (1,369)                1,335
                                                                         -------------          ------------
Net cash (used in) provided by operations                                     (13,094)               49,928
                                                                         -------------          ------------

Cash Flows From Investing Activities:
     Capital expenditures                                                      (6,807)               (4,479)
                                                                         -------------          ------------
Net cash used in investing activities                                          (6,807)               (4,479)
                                                                         -------------          ------------

Cash Flows From Financing Activities:
     Payments of long term debt                                                  (306)              (64,754)
     Proceeds from issuance of long term debt and revolver loans                    -                35,000
                                                                         -------------          ------------
Net cash used in financing activities                                            (306)              (29,754)
                                                                         -------------          ------------

     (Decrease) increase in cash and cash equivalents                         (20,207)               15,695

Cash and Cash Equivalents:
     Beginning of period                                                       36,930                 4,078
                                                                         -------------          ------------
     End of period                                                        $    16,723           $    19,773
                                                                         =============          ============




Supplemental Disclosures of Cash Flow Information:
Cash Paid (Received) During the Period For:
     Interest                                                             $     5,798           $     1,801
     Income taxes                                                               3,660                (8,175)




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

2. The Consolidated Financial Statements for the three month and six month periods ended January 31, 1999 and 1998 have not been audited. However, the Company believes the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature.

3. Basic net income (loss) per share amounts, as presented on the Consolidated Statements of Operations, are based on the weighted average actual shares outstanding of 24,484,823 and 24,483,280 for the three months and six months ended January 31, 1999 and 1998, respectively. Only basic net income (loss) per share was presented for all periods since the dilutive impact for options issued pursuant to the various Company stock option plans is immaterial.

4. An income tax provision or benefit is recorded by estimating the annual effective income tax rate and applying that rate to pretax income or loss. The effective income tax rate was approximately 39% and 40% for the three months ended January 31, 1999 and 1998, respectively. For the six months ended January 31, 1999 and 1998, the effective income tax was approximately 35% and 40%, respectively. The rates approximate the combined Federal and State statutory rates for all periods.

5. On October 7, 1998 the Company announced the exit of the majority of its wire products business by the end of calendar 1998. The Company has ceased production and marketing of its agricultural, nail and lawn and garden product lines. As a result of the exit, the Company recorded a non-recurring, pre-tax charge of $41.6 million in the first quarter of fiscal 1999. The charge includes employee termination expenses, asset writedowns associated with the facility, equipment and inventory and other closure costs.

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

         Based on continuing review of applicable regulatory requirements by the Company's internal environmental compliance manager and advice from independent consultants, the Company believes that it is currently in substantial compliance with applicable environmental requirements, except as noted herein and in the Company's fiscal 1998 Annual Report on Form 10-K for Commitments and Contingencies.

7. In accordance with Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"), the Company has implemented the requirements of SFAS 130 on August 1, 1998. The adoption of SFAS 130 has not had a significant impact on the Company's financial statements for the three and six months ended January 31, 1999, since no change occurred in the Company's minimum pension liability, which represents the Company's only comprehensive income item.


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

FORWARD LOOKING INFORMATION

         Except for historical information, matters discussed in this Item 2 contain forward looking information and describe the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. The Company has identified these "forward looking" statements by words such as "should", "will pay", "lead to", "expects", "anticipates" and similar expressions. Risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements include the following: volumes of production and product shipments; changes in product mix and pricing; costs of scrap steel and other raw material inputs; changes in domestic manufacturing capacity; the level of non-residential construction and overall economic growth in the United States; changes in legislative, regulatory or industrial requirements; the level of imported products in the Company's markets; and modernizing or replacing the Company's existing rolling mills including the need to access the capital markets on acceptable terms. The Company assumes no obligation to update the information contained herein.


RESULTS OF OPERATIONS

         Net sales for the Company were $77.0 million on shipments of 223,526 net tons for the three months ended January 31, 1999, compared to $140.4 million on shipments of 376,753 net tons for the three months ended January 31, 1998. For the second quarter ended January 31, 1999, net loss for the period of $5.2 million, or $0.21 per share, compared to net income of $7.4 million or $0.30 per share, in the prior year period.

         Tons shipped in the quarter decreased almost 41% compared to the prior year period. Tons shipped decreased across all product lines in a large part due to the dramatic influx of foreign steel in its rod and structural markets, which significantly impacted volume shipped during the three months ended January 31, 1999. End-use demand for the Company's products remains good, however. Nevertheless, the Company anticipates lower than normal shipping levels through the Company's third fiscal quarter. While the level of imports are anticipated to decrease during the third fiscal quarter, the Company's customer base is reducing inventory levels which increased significantly during the last six months. The Company has filed a wire rod trade case with six other steel companies and is in the process of filing a structural steel case since the Company believes much of the increase in imported steel is being traded unfairly.

         The downward pressure on structural product pricing announced in the first fiscal quarter continued during the most recent three month period. Realized pricing for medium and heavy structurals was down almost 15% compared to the second quarter of the prior year. Additionally, realized pricing on these products is estimated to decrease an additional 10% during the third fiscal quarter. Pricing for light structurals decreased approximately 6% compared to the prior year period. Additionally, the Company estimates a 5% decrease in pricing to be realized in the third fiscal quarter for light structurals. Pricing for wire rod decreased approximately 16% compared to the prior year period.

         For the six-month period ended January 31, 1999, net sales were $190.5 million compared to $279.3 in the prior year period. Tons shipped decreased from 743,392 net tons for the six months ended January 31, 1998 to 518,585 net tons for the comparable six months in the current year. For the six months ended January 31, 1999, the Company recognized a net loss of $29.8 million, or $1.21 per share which included a one-time after tax charge of $27.1 or $1.10 per share, due to the exit from a significant portion of our wire business in the first quarter. This compared to net income of $15.2 million or $0.62 per share, in the prior year period, which included $3.1 million, or $0.12 per share, for recovery of previously disputed property tax payments made in prior years.

         Cost of goods sold, excluding depreciation, as a percentage of net sales for the three-month period ended January 31, 1999 increased to 98.7% compared to the prior year at 83.0%. The cost of goods sold as a percentage of net sales increase resulted from decreased selling prices and increased operating costs. With the increased presence of foreign steel in the Company's markets, operating costs were higher in the quarter due to inefficiencies resulting from the significant volume reductions. While the cost of steel scrap, the Company's principal raw material, was lower in the second fiscal quarter compared to the prior year, the benefit was more than offset by increased energy costs and poor operating rates.

         Cost of goods sold, excluding depreciation, as a percentage of net sales for the six months ended January 31, 1999 was 92.6% compared to the prior year at 84.4%. The change resulted primarily as noted above.

         Depreciation expense decreased over 20% from $4.6 million in the second quarter of fiscal 1998 to $3.6 million in the current year's second quarter. For the six-month period, depreciation expense decreased over 19% in 1999 compared to the prior year period. Both three-month and six-month decreases were due primarily to major capital projects implemented in the early 1980's period becoming fully depreciated.

         For the quarter ended January 31, 1999, selling and administrative expense was $2.9 million compared to $3.0 million in the prior fiscal year period. Selling and administrative expense for fiscal 1999 year to date was $5.4 million compared to $6.1 million in the prior fiscal year period. The decrease is due primarily to somewhat lower compensation expense.

         Interest expense was $3.2 million for the quarter ended January 31, 1999 compared to $4.0 million in the prior fiscal year period. On a year to date basis, interest expense for fiscal 1999 was $6.4 million compared to $8.4 million in the prior year fiscal period. The decrease in interest expense is primarily due to the effect of reduced debt levels.

         The benefit for income taxes was $3.3 million and $16.3 million for the three months and six months ended January 31, 1999, respectively. This compared to a provision for income taxes of $5.0 million and $10.2 million for the three and six month periods in the prior year, respectively. The Company expects to pay very little in cash taxes during fiscal 1999 due to the loss resulting from the exit of a significant portion of its wire operations, decreased operating earnings and its net operating loss position.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. Funds for the Company's operational needs have been provided from internally generated cash. As of January 31, 1999, total liquidity, comprising cash, cash equivalents and funds available under the Company's credit facility, was $52.3 million compared to $108.3 million at July 31, 1998. The Company used cash in operations of $13.1 million in the first six months of fiscal 1999 compared to operations providing cash of $49.9 million in the prior year period. The decrease is attributable to decreased operating profits, reduction in working capital associated with planned inventory decreases and the exit from certain wire operations and increased pension funding associated with meeting minimum funding standards of the Pension Benefit Guaranty Corporation.

         Net cash used in investing activities amounted to $6.8 million in the first six months of fiscal 1999 compared to $4.5 million in the prior year period. The Company continues lower levels of capital spending in fiscal 1999 (currently expected to be from $13 to $15 million) in anticipation of potentially significant capital commitments resulting from the Company's plan to replace and modernize its rolling mills in Sterling, Illinois.

         The Company has significant future debt service obligations, primarily consisting of $115 million of senior notes that are scheduled to be redeemed on June 15, 2001, and significant unfunded employee benefit obligations. The Company's ability to satisfy these obligations and to secure adequate capital resources in the future are dependent on its ability to generate adequate and sustainable cash flow. This will be dependent on the Company's overall operating performance, the level of steel imports, and the successful implementation of the Company's plan to replace and modernize its rolling mills. The Company is also subject to general business, financial, capital markets, labor cooperation and competitive conditions, including competitors' new steel plants which will increase capacity in the structural steel market by approximately 1.9 million tons during calendar 1999. If the Company is not able to finance the modernization or replacement of its existing mills in a timely manner, the Company believes it is unlikely that its operating cash flow will be sufficient to repay or refinance its future obligations as they become due. These factors are more fully described in the Company's 1998 10-K MD&A.

         On February 19, 1999, the Company announced its Board of Directors approved the overall strategic plan to make the Company fully competitive in its chosen markets. The overall plan calls for the construction of a new rolling mill and the replacement of the existing furnaces with a new state of the art furnace. The Board approved proceeding with the first phase of capital, detailed engineering and utility utilization plans. The cost of completing this first phase planning is estimated to be $2.6 million. Additionally, the Board approved a new negotiated labor agreement with the United Steelworkers of America ("USWA") and moving forward in obtaining financing for the new mill. The new labor agreement is subject to ratification by the Union members and to the Company securing the financing necessary to construct the new structural mill.

         If the Company is unable to implement plans that adequately address the challenges described above in a timely manner, the Company's business, financial condition and operations will be materially and adversely affected. If the Company is unable to finance the modernization of its existing rolling mills and its future debt service obligations as they become due, the Company is considering a number of alternatives including reorganization.


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

FINANCIAL AND INFORMATION SYSTEM APPLICATIONS: The Company utilized the services of outside consultants to identify areas of exposure and solution implementation for the financial and information system applications. Financial and information system applications consist of the Company's main-frame computer hardware and operating system, and the applications software. The Company's main-frame operating system, which is presently in use, has been successfully tested for Y2K compliance. All applications software have been identified for Y2K compliance, upgraded where necessary and are currently in use. The Company has successfully tested all applications software. The total cost of these Y2K compliance activities, estimated at less than $1.0 million, has not been, and is not anticipated to be material to the Company's financial position or its results of operations and have all been or will be expensed as incurred. Based on the information gathered and the testing performed to date, the Company does not believe any material exposure to significant business interruption exists as a result of Y2K issues from the financial and information system applications.

MANUFACTURING APPLICATIONS: The Company's manufacturing facilities rely on systems for process control and production monitoring. Failure to identify, correct and test Y2K sensitive systems at its manufacturing facilities could result in manufacturing interruptions. The Company has identified and catalogued hardware and software systems used in the manufacturing process and is currently testing compliance with these hardware and software systems. At the same time, the Company is also currently analyzing responses from the suppliers of these manufacturing applications and thus does not, at this time, have sufficient data to estimate the cost of achieving Y2K compliance for its manufacturing applications. If the Company is unable to achieve Y2K compliance for its manufacturing applications, the Year 2000 could have a material impact on the operations of the Company. The Company currently estimates the analysis of information and recommendation of corrective actions will be completed during the third fiscal quarter. Additionally, the Company expects implementation and testing will be completed by the end of fiscal 1999.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of the Company was held on February 18, 1999 for the purpose of electing seven Directors for the coming year, to approve the 1998 Employee Incentive Compensation Plan and to approve the 1998 Non-Employee Directors' Stock Option Plan. There were a total of 23,566,508 shares of Common Stock cast.

  One-Year Term                                      Votes For
  -------------                                      ---------
  William F. Andrews                                 23,231,077
  Darius W. Gaskins, Jr.                             23,231,277
  Thomas A. Gildehaus                                23,211,908
  David L.Gore                                       23,173,872
  James A. Kohlberg                                  23,259,062
  Christopher Lacovara                               23,246,673
  Frederick J. Rocchio, Jr.                          23,229,156

  There were 13,400,881 shares cast for the 1998 Employee Incentive Compensation Plan, which was approved. There were a total of 13,251,233 shares cast for the 1998 Non-Employee Directors' Stock Option Plan which was also approved.



Item 6.  Exhibits and Reports on Form 8-K.

                  (c)   Exhibit 27 - Financial Data Schedule

                  (d) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1999.



SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NORTHWESTERN STEEL AND WIRE COMPANY


                              By   /s/ T. M. Vercillo         .
                                 --------------------------------------
                                   Thomas M. Vercillo
                                   Chief Financial Officer
                                   (Principal Financial Officer)


March 17, 1999