Form 10-Q
period 1999-04-30
NORTHWESTERN STEEL & WIRE CO
filed 1999-06-14
CIK 73093

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 1999

                      or

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

Number of shares of common stock outstanding as of June 9, 1999:

     Common Stock 24,905,424 shares
     (includes 420,601 treasury shares)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three Months Ended               Nine Months Ended
                                                                 April 30,                        April 30,
                                                          ------------------------       ---------------------------
                                                             1999           1998            1999              1998
                                                                                (Unaudited)
                                                        (in thousands of dollars except per share data and tonnage data)

Net sales                                                 $  81,314      $ 168,274       $ 271,799        $  447,619
                                                          ---------      ---------       ---------        ----------

Cost and operating expenses:
     Cost of goods sold (excluding depreciation)             79,808        140,891         256,260           376,555
     Depreciation                                             3,660          4,256          11,042            13,374
     Selling and administrative                               3,342          3,817           8,700             9,912
     Non-recurring items                                      5,398              -          46,995                 -
                                                          ---------      ---------       ---------        ----------
        Total cost and operating expenses                    92,208        148,964         322,997           399,841
                                                          ---------      ---------       ---------        ----------

Operating (loss) profit                                     (10,894)        19,310         (51,198)           47,778
                                                          ---------      ---------       ---------        ----------

Other income and expenses:
     Interest expense                                         3,103          3,989           9,524            12,411
     Interest and other income                                 (275)          (488)           (897)           (5,843)
                                                          ---------      ---------       ---------        ----------
        Total other income and expenses                       2,828          3,501           8,627             6,568
                                                          ---------      ---------       ---------        ----------

(Loss) income  before income taxes                          (13,722)        15,809         (59,825)           41,210
(Benefit) provision for income taxes                         (5,135)         6,245         (21,452)           16,456
                                                          ---------      ---------       ---------        ----------

Net (loss) income                                         $  (8,587)     $   9,564       $ (38,373)       $   24,754
                                                          =========      =========       =========        ==========


Basic net (loss) income per share                         $   (0.35)     $    0.39       $   (1.57)       $     1.01
                                                          =========      =========       =========        ==========


Net tons shipped                                            262,111        435,711         780,696         1,179,103
                                                          =========      =========       =========        ==========


                  The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                  (in thousands of dollars except share data)

                                                               April 30,          July 31,
                                                                 1999               1998
                                                               ---------         ---------
                                    ASSETS
CURRENT ASSETS                                                         (Unaudited)
  Cash and cash equivalents                                   $  25,749          $  36,930
  Receivables, less allowance of $1,175                          32,079             52,057
  Income tax receivable                                              13                 13
  Deferred income taxes                                          14,264             14,147
  Other assets                                                   16,875             14,085
                                                              ---------          ---------
                                                                 88,980            117,232
                                                              ---------          ---------
  Inventories, at lower of cost or market:
     Finished products                                           24,557             36,867
     Semi-finished products                                      21,961             26,937
     Raw materials and supplies                                  11,069             20,218
                                                              ---------          ---------
                                                                 57,587             84,022
                                                              ---------          ---------
          Total current assets                                  146,567            201,254
                                                              ---------          ---------

PLANT AND EQUIPMENT, at cost                                    305,607            318,656
  Accumulated depreciation                                      170,525            166,196
                                                              ---------          ---------
  Net plant and equipment                                       135,082            152,460
                                                              ---------          ---------

DEFERRED INCOME TAXES                                            33,739             12,287
DEFERRED FINANCING COST                                           1,189              1,990
OTHER ASSETS                                                     27,039             15,208
                                                              ---------          ---------

          Total assets                                        $ 343,616          $ 383,199
                                                              =========          =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                            $  22,001          $  42,953
  Accrued expenses                                               32,710             34,897
  Current portion of long term debt                                 609                609
                                                              ---------          ---------
          Total current liabilities                              55,320             78,459

LONG TERM DEBT                                                  115,885            116,141
OTHER LONG TERM LIABILITIES                                     124,084            101,899
                                                              ---------          ---------
          Total liabilities                                     295,289            296,499
                                                              ---------          ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, par value $1 per share:
    - Authorized - 1,000,000 shares
    - Issued - none                                                   -                  -
  Common stock, par value $.01 per share:
    - Authorized - 75,000,000 shares
    - Issued - 24,905,424 shares                                123,973            123,973
  Retained (deficit) earnings                                   (64,848)           (26,475)
  Accumulated other comprehensive loss                           (5,473)            (5,473)
  Treasury shares, at cost; 420,601 shares                       (5,325)            (5,325)
                                                              ---------          ---------
          Total shareholders' equity                             48,327             86,700
                                                              ---------          ---------

          Total liabilities and shareholders' equity          $ 343,616          $ 383,199
                                                              =========          =========


                  The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Nine Months Ended
                                                                                         April 30,
                                                                               -----------------------------
                                                                                   1999               1998
                                                                               ----------          ---------
                                                                                        (Unaudited)
                                                                                 (In thousands of dollars)
Cash Flows From Operations:
     Net (loss) income                                                         $  (38,373)         $  24,754
     Depreciation                                                                  11,042             13,374
     Non-recurring items                                                           46,995                  -
     Loss on sale of plant and equipment                                                -                 42
     Amortization of deferred financing costs and debt discount                       921                989
     Deferred income tax (benefit) expense                                        (21,569)            15,156
     Income tax receivable                                                              -              7,955
     Decrease in receivables                                                       19,978              5,577
     Decrease in inventories                                                       21,384              6,167
     (Increase) decrease in other current assets                                   (2,988)             1,199
     (Increase) in other assets                                                   (11,876)                45
     (Decrease) in accounts payable and accrued expenses                          (32,459)             1,873
     (Decrease) increase in other long term liabilities                            (1,015)             1,811
                                                                               ----------          ---------
Net cash (used in) provided by operations                                          (7,960)            78,942
                                                                               ----------          ---------

Cash Flows From Investing Activities:
     Capital expenditures                                                         (11,182)            (7,238)
     Proceeds from sale of plant and equipment                                      8,291                 23
                                                                               ----------          ---------
Net cash used in investing activities                                              (2,891)            (7,215)
                                                                               ----------          ---------

Cash Flows From Financing Activities:
     Payments of long term debt                                                      (330)           (66,885)
     Proceeds from issuance of long term debt and revolver loans                        -             35,000
                                                                               ----------          ---------
Net cash used in financing activities                                                (330)           (31,885)
                                                                               ----------          ---------

     (Decrease) increase in cash and cash equivalents                             (11,181)            39,842

Cash and Cash Equivalents:
     Beginning of period                                                           36,930              4,078
                                                                               ----------          ---------
     End of period                                                             $   25,749          $  43,920
                                                                               ==========          =========



Supplemental Disclosures of Cash Flow Information:
Cash Paid (Received) During the Period For:
     Interest                                                                  $    5,798          $   9,137
     Income taxes                                                                   3,660             (8,702)


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

2. The Consolidated Financial Statements for the three and nine month periods ended April 30, 1999 and 1998 have not been audited. However, the Company believes the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature, except those noted below.

3. Basic net income (loss) per share amounts, as presented on the Consolidated Statements of Operations, are based on the weighted average actual shares outstanding of 24,484,823 and 24,483,152 for the three months and nine months ended April 30, 1999 and 1998, respectively. Only basic net income (loss) per share was presented for all periods since the dilutive impact for options issued pursuant to the various Company stock option plans is immaterial.

4. An income tax provision or benefit is recorded by estimating the annual effective income tax rate and applying that rate to pretax income or loss. The effective income tax rate was approximately 37% and 40% for the three months ended April 30, 1999 and 1998, respectively. For the nine months ended April 30, 1999 and 1998, the effective income tax was approximately 36% and 40%, respectively. The rates approximate the combined Federal and State statutory rates for all periods.

5. On October 7, 1998 the Company announced the exit of the majority of its wire products business by the end of calendar 1998. The Company has ceased production and marketing of its agricultural, nail and lawn and garden product lines. As a result of the exit, the Company recorded a non-recurring, pre-tax charge of $41.6 million in the first quarter of fiscal 1999. The non-recurring charge of $41.6 million was decreased by $2.7 million in the third quarter for employee termination expenses that were less than the original estimated charge. The net charge of $38.9 million includes employee termination expenses, asset writedowns associated with the facility, equipment and inventory and other closure costs.

6. On July 24, 1998, the Company signed a letter of intent to sell the Company's idled Houston facility including land and buildings in exchange for cash. On December 7, 1998 the Company was notified by the potential purchaser of their decision to cancel their letter of intent. The Houston facility was again placed on the market for sale. On June 9, 1999 the Company reached an agreement with another potential purchaser and signed a letter of intent to sell the land and buildings. The sale is expected to close on or about June 16, 1999.

7. The Board approved a new negotiated labor agreement with the United Steelworkers of America ("USWA") which was ratified by the Union membership on March 22, 1999. The contract is subject to the condition that the Company is successful in securing the financing necessary to construct the new structural mill.

8. On April 7, 1999, the Company announced the sale of its concrete reinforcing products facility, located in Hickman, Kentucky. Under the terms of the purchase agreement, the purchaser acquired the inventory, property, plant and equipment for approximately $8.3 million. As a result of the sale, the Company recorded a non-cash, non-recurring pre-tax charge of $8.1 million in the third fiscal quarter. The non-cash, non-recurring charge consisted of the asset write-down associated with the property, plant and equipment that was sold. The Company will continue to supply a portion of the plant's raw material requirements under a separate, three-year agreement.

9. On April 23, 1999, the Company's Senior Credit Facility was amended to revise certain provisions and terms of the credit agreement through October 30, 1999. The principal amendment is the determination of compliance with the fixed charge coverage ratio, limiting the total revolving credit exposure to be no greater than $30 million and permitting the sale of the Hickman, Kentucky facility. There were no borrowings under the Senior Credit Facility as of April 30, 1999.

10. The Company is subject to a broad range of federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and/or hazardous wastes and the remediation of contamination associated with releases of hazardous substances. Primarily because the scrap melting process produces dust that contains low levels of lead and cadmium, the Company is classified, in the same manner as other similar steel mills in its industry, as a generator of hazardous waste.

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

10. In accordance with Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"), the Company has implemented the requirements of SFAS 130 on August 1, 1998. The adoption of SFAS 130 has not had a significant impact on the Company's financial statements for the three and nine months ended April 30, 1999, since no change occurred in the Company's minimum pension liability, which represents the Company's only comprehensive income item.


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended July 31, 1998 ("1998 10-K MD&A").

FORWARD LOOKING INFORMATION

     Except for historical information, matters discussed in this Item 2 contain forward looking information and describe the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. The Company has identified these "forward-looking" statements by words such as "should", "will pay", "lead to", "expects", "anticipates" and similar expressions. Risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements include the following: volumes of production and product shipments; changes in product mix; pricing for the Company's products; costs of scrap steel and other raw material inputs; changes in domestic manufacturing capacity; the level of non-residential construction and overall economic growth in the United States; changes in legislative, regulatory or industrial requirements; the level of imported products in the Company's markets; and modernizing or replacing the Company's existing rolling mills including the need to access the capital markets on acceptable terms. The Company assumes no obligation to update the information contained herein.


RESULTS OF OPERATIONS

     Net sales for the Company were $81.3 million on total shipments of 262,111 net tons for the three months ended April 30, 1999, compared to $168.3 million on shipments of 435,711 net tons for the three months ended January 31, 1998. For the third quarter ended April 30, 1999, the Company recorded a net loss for the period of $8.6 million, or $.35 per share, which included a one-time non-cash after tax charge of $3.5 million, or $.14 per share, primarily due to the sale of the Hickman, Kentucky facility. This compared to reported net income of $9.6 million or $0.39 per share, in the prior year period.

     Total tons shipped in the quarter decreased almost 40% compared to the prior year period. Tons shipped decreased in the company's structural and merchant bar product lines in a large part due to the dramatic influx of foreign steel into the market, which significantly impacted the Company's shipments during the three months ended April 30, 1999. End-use demand, however, for the Company's structural and bar products remains good. Conversely, rod shipments increased for the quarter in comparison to the third quarter of the prior year, primarily due to the easing of imports and a concerted effort by the Company to sell the rod volume no longer consumed in the shuttered wire operations. The Company has filed a wire rod trade case with six other steel companies. The Industrial Trade Commission ("ITC") has ruled in favor of the six steel companies in the wire rod trade case. The ITC is currently assessing damages and is expected to issue its recommendation for damages by July 12, 1999. The Company is also considering the filing a structural steel case since the Company believes much of the increase in imported steel is being traded unfairly. The Company believe imports pressures will ease and the Company anticipates more normal shipping levels on its products during the fourth fiscal quarter.

     The downward pressure on structural product pricing announced throughout fiscal 1999 continued during the most recent three-month period. Realized pricing for medium structurals was down almost 25%, or $100 per ton, compared to the third quarter of the prior year. Additionally, realized Company pricing for wide flange beam is anticipated to erode as new domestic capacity comes on line during calendar 1999, at the same time that service centers work down high inventory levels built during the height of the import surge. Pricing for light structurals and merchant bars decreased approximately 15% in the third quarter compared to the prior year period. The Company estimates pricing for light structurals and merchant bars to be steady in the fourth fiscal quarter and increase slightly thereafter due to recently announced price increases which are slated to become effective in July 1999. Pricing for wire rod decreased approximately 20% compared to the prior year period. Wire rod is anticipated to increase somewhat in the fourth fiscal quarter due to recently announced price increases, which should become effective at the end of June.

     For the nine-month period ended April 30, 1999, net sales were $271.8 million compared to $447.6 million in the prior year period. Tons shipped decreased from 1,179,103 net tons for the nine months ended April 30, 1998 to 780,696 net tons for the comparable nine months in the current year. For the nine months ended April 30, 1999, the Company recognized a net loss of $38.4 million, or $1.57 per share. The net loss included one-time after tax charges of $30.6 million, or $1.25 per share, due to the exit from a significant portion of the Company's wire business in the first quarter, and the sale of the Hickman, Kentucky facility in the third quarter. This compared to net income of $24.8 million or $1.01 per share, in the prior year period, which included $3.1 million, or $.12 per share, for recovery of previously disputed property tax payments made in prior years.

     Cost of goods sold, excluding depreciation, as a percentage of net sales for the three-month period ended April 30, 1999 increased to 98.1% compared to the prior year at 83.7%. The cost of goods sold as a percentage of net sales increase resulted from decreased selling prices and increased operating costs. With the increased presence of foreign steel in the Company's markets, operating costs were higher in the quarter due to inefficiencies resulting from the significant volume reductions. While the cost of steel scrap, the Company's principal raw material, was lower in the third fiscal quarter compared to the prior year, the benefit was more than offset by increased energy costs and poor operating rates.

     Cost of goods sold, excluding depreciation, as a percentage of net sales for the nine months ended April 30, 1999 was 94.3% compared to the prior year at 84.1%. The change resulted primarily as noted above.

     Depreciation expense decreased almost 14% from $4.3 million in the third quarter of fiscal 1998 to $3.7 million in the current year's third quarter. For the nine-month period, depreciation expense decreased over 17% in 1999 compared to the prior year period. Both three-month and nine-month decreases were due primarily to major capital projects implemented in the early 1980's period becoming fully depreciated.

     For the quarter ended April 30, 1999, selling and administrative expense was $3.3 million compared to $3.8 million in the prior fiscal year period. Selling and administrative expense for fiscal 1999 year to date was $8.7 million compared to $9.9 million in the prior fiscal year period. The decrease is due primarily to somewhat lower compensation expense and a reduction in staffing resulting from the closure of a significant portion of the wire products operation during the first fiscal quarter.

     Interest expense was $3.1 million for the quarter ended April 30, 1999 compared to $4.0 million in the prior fiscal year period. On a year to date basis, interest expense for fiscal 1999 was $9.5 million compared to $12.4 million in the prior year fiscal period. The decrease in interest expense is primarily due to the effect of reduced debt levels.

     The benefit for income taxes was $5.1 million and $21.5 million for the three-months and nine-months ended April 30, 1999, respectively. This compared to a provision for income taxes of $6.2 million and $16.5 million for the three and nine month periods in the prior year, respectively. The Company expects to pay very little in cash taxes during fiscal 1999 due to the loss resulting from the exit of a significant portion of its wire operations and the sale of the Hickman facility, decreased operating earnings and its net operating loss position.


LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. Funds for the Company's operational needs have been provided from internally generated cash. As of April 30, 1999, total liquidity, comprising cash, cash equivalents and funds available under the Company's credit facility, was $47.5 million compared to $108.3 million at July 31, 1998. The Company used cash in operations of $8.0 million in the first nine months of fiscal 1999 compared to operations providing cash of $78.9 million in the prior year period. The decrease is attributable to decreased operating profits, reduction in working capital associated with planned inventory decreases, the exit from certain wire operations and increased pension funding associated with meeting minimum funding standards of the Pension Benefit Guaranty Corporation. The Company's Senior Credit Facility was amended on April 23, 1999, see footnote 9. The amendment included the reduction in total credit exposure to be no greater than $30 million.

     Net cash used in investing activities amounted to $2.9 million in the first nine months of fiscal 1999 compared to $7.2 million in the prior year period. The Company increased capital spending in the most recent quarter in connection with the approval of its strategic plan. The increases in capital spending were offset primarily by the proceeds from the sale of the Hickman, Kentucky facility. Additionally, the Company anticipates potentially significant capital commitments as it implements its plan to replace and modernize the rolling mills in Sterling, Illinois.

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

     On February 19, 1999, the Company announced its Board of Directors approved the overall strategic plan to make the Company competitive in its chosen markets. The overall plan calls for the construction of a new rolling mill and the replacement of the existing furnaces with a new state of the art furnace. The Board approved proceeding with the first phase of capital, detailed engineering and utility utilization plans. The cost of completing this first phase planning is estimated to be $2.6 million. Additionally, the Board approved a new negotiated labor agreement with the United Steelworkers of America ("USWA") which was ratified by the Union membership on March 22,1999. The contract is subject to the condition that the Company is successful in securing the financing necessary to construct the new structural mill. The Board also approved moving forward in obtaining financing for the new mill. The Company has engaged two investment banks, on a co-managed basis, to assist in securing the required capital. The Company is currently exploring the financial markets and reviewing financing alternatives, including financial alternatives related to the Senior Notes due in 2001 and its revolving credit facility, however, there can be no assurance that the Company can secure financing on acceptable terms.

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

MANUFACTURING APPLICATIONS: The Company's manufacturing facilities rely on systems for process control and production monitoring. Failure to identify, correct and test Y2K sensitive systems at its manufacturing facilities could result in manufacturing interruptions. The Company has identified and catalogued hardware and software systems used in the manufacturing process and is currently testing compliance with these hardware and software systems. At the same time, the Company is also currently analyzing responses from the suppliers of these manufacturing applications and thus does not, at this time, have sufficient data to estimate the cost of achieving Y2K compliance for its manufacturing applications. If the Company is unable to achieve Y2K compliance for its manufacturing applications, the Year 2000 could have a material impact on the operations of the Company. The analysis of information and recommendation of corrective actions were completed during the third fiscal quarter. Additionally, the Company expects implementation and testing will be completed by the end of fiscal 1999.

VENDOR AND OTHER THIRD-PARTY RELATIONSHIPS: The Company relies on third party suppliers for raw materials, utilities, transportation and other key supplies and services. Interruption of supplier operations due to Y2K issues could adversely affect the Company's operations. The Company has initiated efforts to evaluate the status of supplier's efforts to prepare for Y2K compliance issues through a survey sent to its suppliers. The Company has received a 80% response rate from the survey of suppliers. Unsatisfactory responses or non-responses from critical suppliers will result, to the extent possible, in alternate sources being utilized. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third-party failure. The Company is also dependent upon its customers for sales and cash flow. The Company does not currently have any formal information concerning the Y2K compliance status of its customers but has received indications that most of the Company's customers are working on Y2K compliance. Y2K interruptions in the Company's customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, the Company believes its customer base is broad enough to minimize the impact of isolated occurrences. The Company does not believe it will experience material costs related to its Y2K compliance activities for vendors and other third party relationships.

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


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 4.1 - Second Amendment to the Credit Agreement, effective April 23, 1999.

         (c)  Exhibit 27  - Financial Data Schedule

         (d) Reports on Form 8-K. On March 23, 1999 a Form 8-K was filed by the Company stating that the Company and the United Steelworkers of America (USWA) today announced the ratification of the new negotiated labor agreement by the USWA Local 63 membership.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NORTHWESTERN STEEL AND WIRE COMPANY


                                 By    /s/ T. M. Vercillo
                                   ------------------------------
                                    Thomas M. Vercillo
                                    Vice President, and
                                    Chief Financial Officer
                                    (Principal Financial Officer)


June 14, 1999