Form 10-K405
period 1999-07-31
NORTHWESTERN STEEL & WIRE CO
filed 1999-10-27
CIK 73093

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 1999

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

                           -------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [X]

     On October 15, 1999 the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant: $9.5 million

     On October 15, 1999 a total of 24,484,823 Common Stock, par value $0.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference in the respective Parts hereof indicated:

     None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL AND STRATEGIC PLAN

     Founded in 1879, the Company is a major mini-mill producer of steel products including structurals, bars, rods and wire. In contrast to integrated mills which produce steel from coke and iron ore through the use of blast furnaces and basic oxygen furnaces, mini-mills use electric arc furnaces to melt steel scrap and cast the resulting molten steel into long strands of various shapes in a continuous casting process.

     The Company pioneered the use of electric arc furnaces for steelmaking, installing its first electric arc furnace in 1936.

     The Company's operations are located in Sterling, Illinois (the "Sterling Operations"). The Sterling Operations consist primarily of a melt shop with two 400-ton electric arc furnaces with an annual scrap melting capacity in excess of
1.6 million tons, two ladle metallurgical furnaces, two continuous casters, three rolling and finishing mills and the Company's remaining wire operations. The Company's continuous casters have sufficient capacity to cast semi-finished steel for all of the Company's rolling and finishing mills.

     In order to become more competitive with foreign manufacturers and increasingly efficient domestic competitors, the Company has implemented a strategic plan to modernize its facilities and operations. The key theme of the strategic plan is to be a low-cost producer in the Company's core and chosen markets by modernizing facilities and improving operating efficiency. The strategic plan does not rely on capacity increases or incremental sales to achieve its goals. The elements of the strategic plan are as follows:

     - Construction of a new, more efficient, low cost mill (the "New Mill") to replace the Company's existing 14" and 24" rolling mill capacity at its Sterling, Illinois facility.

     - Implementation of a new collective bargaining agreement with the Company's union.

     - Modernization of the Company's existing melting capabilities with the construction of a new furnace to replace the Company's existing two furnaces.

     - Implementation of a maintenance program to rationalize the Company's existing maintenance operations.

     - Implementation of a total quality management program.

     The Company has entered into the new collective bargaining agreement which is subject to the Company obtaining financing for the construction of the New Mill, is implementing the total quality management and maintenance programs, and has commenced construction of the new furnace to replace the existing furnaces. The Company also has a plan in place for the New Mill, but will not commence construction of the New Mill until construction financing is in place. The Company, as part of its financing plans, is in the process of restructuring its future debt service obligations consisting of $115.0 million of senior notes scheduled to mature on June 15, 2001.

     In July 1997, the Company closed a rolling mill in Houston, Texas which produced wide flange beams. On June 21, 1999, the Company sold the Houston real estate (land and buildings only) for cash. Subsequently, on October 5, 1999 the Company sold the equipment at scrap value for cash. On October 7, 1998, the Company announced that it would exit from the majority of its wire products business by the end of calendar 1998. On April 30, 1999, the Company sold its concrete reinforcing mesh facility located in Hickman, Kentucky. As of May 1, 1999, the remaining rod and wire products included clean and coat rod, manufacturer's wire and cut rod products.

RISK FACTORS

     The Company is facing increasing competition from both domestic and foreign competitors and has significant future debt service obligations. The effects of these factors are described under Item 1. Business --

Competition and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- First Quarter Fiscal 2000 and -- Liquidity, Capital Resources and Outlook.

     Representatives of an unofficial committee of the holders of the senior notes have reached an agreement in principle with the Company to exchange all of the outstanding senior notes for $52.5 million in cash and common stock of the Company representing 70% of the issued and outstanding common stock of the Company after the issuance. This offer will be contingent upon, among other things, 95% acceptance by the senior note holders, shareholder approval and the Company's ability to obtain a guarantee under the Emergency Steel Loan Guarantee Act of 1999 (the "Guarantee Act") sufficient to finance the modernization project.

     The Company has been notified by the Nasdaq Stock market that its common stock is scheduled to be delisted from trading on November 4, 1999 for not meeting the requirement that the minimum bid price equals or exceeds $1.00. The Company response to Nasdaq's notification is described in Item 5. Market for the Registrant's Common Equity and Related Stockholders Matters. If the Company were to be delisted it could have a material adverse effect on the trading market for the Company's Common Stock and the liquidity of such market.

OPERATIONS

     The Company's operations constitute one line of business with several classes of products, including wide flange beams, channels, angles, merchant bars, rod and wire.

     Raw steel is produced using the electric arc furnace process. Semi-finished steel is made by continuous casting into billets and blooms. On August 5, 1999 the Company announced plans to spend approximately $10 million by January 31, 2000 on a new furnace to replace the two existing furnaces, of which approximately $0.5 million has been spent.

     Finished products are rolled from the semi-finished steel through a series of reduction mill processes. These products include wide flange beams, channel and angle products and merchant bars and bar shapes, which are sold nationally to steel fabricators, distributors and original equipment manufacturers, including industrial and agricultural machinery manufacturers. The Company sells its output principally through Company personnel and independent sales agents to customers located throughout the United States. In addition, semi-finished products are sold to other steel producers. Recent improvements in the finishing mills have included upgrades of mill stands and reheat furnaces.

     Rods are produced for use in drawing to various wire gauges and other fabricated wire products for shipments to the construction industry. In addition, rods are sold to other wire manufacturers.

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

     In recent years, 40%-50% of the Company's steel rod production has been utilized in the manufacture of the Company's rod and wire products, while the remaining rod production was sold to other manufacturers of wire products. With the Company's exit from the fabricated wire products business in the first quarter of fiscal 1999, the Company now consumes approximately 10% of its rod production. The Company sells its rod and cut rod products largely to the construction industry in the upper Midwest region of the United States. Manufacturers' wire is sold directly to manufacturers of a variety of products, such as fan guards, automotive door rods, shopping carts and dishwasher baskets.

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

COMPETITION

     The Company competes with a number of domestic minimills and steel imports. The Company does not compete against any integrated steel producers, nor does it participate in the flat rolled steel market. In the Company's medium and heavy structural product range, the Company believes its principal competitors are Nucor-Yamato Steel Company and Chaparral Steel Company. In the light structural shape market, a number of domestic minimills compete with the Company, including Bayou Steel Corp., Birmingham Steel, Chaparral Steel, North Star Steel Co. and Nucor Corporation. With the strength of the U. S. dollar and a relatively strong
U. S. economy compared to other countries, foreign exports of structural steel into the United States have increased dramatically throughout calendar 1998 and into calendar 1999. Import levels for the first six months of calendar 1999, while less than calendar 1998 levels, continued to exceed average historical levels. During fiscal 1999, the company experienced significant declines in shipments of structurals as the lower priced imports captured market share from domestic producers. During fiscal 1999, structurals pricing fell approximately 25% from the near record highs experienced in fiscal 1998.

     On July 7, 1999 the domestic structurals producers filed an anti-dumping suit with the Federal Trade Commission (the "Commission"). The Commission ruled on August 23, 1999, finding in favor of the domestic industry and sending the case into an injury investigation phase. It is anticipated that this period will last several months before remedies will be recommended for resolution of the case. This potential threat of penalties, as well as a healthier Asian economy, has significantly reduced the level of structural imports to the United States during the third quarter of calendar 1999.

     During calendar 1999, competitors of the Company completed construction of three new structural steel mills located in South Carolina, Virginia and Georgia. These mills are expected to add up to as much as 1.9 million tons of capacity by mid calendar year 2000 across a broad range of structural products, many of which are currently produced by the Company. Additionally, a potential new competitor to the Company, Steel Dynamics Inc., has announced its intention to build a new structural rolling mill in Indiana which, if built, would add an additional 900,000 tons of new capacity. In contrast to the Company's mills which were installed 20 or more years ago, these new mills will be modern, state-of-the-art operations with lower costs than the Company's (including lower overall labor costs from reduced man-hour inputs resulting from more efficient manufacturing equipment). Moreover, if the Steel Dynamics mill is built, it will erode the freight advantage the Company presently enjoys with its Midwest customers. The effects of this additional competition are described under Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- First Quarter Fiscal 2000 and -- Liquidity, Capital Resources and Outlook.

     The market for rod and wire products in which the Company competes is generally confined to the Midwest region of the United States in which the Sterling Operations are located. This confinement results from significant foreign exports of rod into the other regions of the United States and the relatively high freight costs as compared to product values on wire products. The Company's domestic competitors in the rod market include G.S.T., Rocky Mountain Steel L.P., Keystone Steel & Wire Co. ("Keystone") and North Star Steel Co. During calendar 1998 and into calendar 1999, imports of rods into the Unites States have increased dramatically. On December 29, 1998 domestic steel producers, including the Company, filed a trade case with the Commission. On May 12, 1999 the Commission ruled favorably for the domestic industry and sent the case into an injury investigation phase. Since May 12, 1999 the investigations have been completed and recommendations were sent to the President. His final decision was due on September 27, 1999, but as of October 15, 1999, the President has not responded. If the President responds in favor of the domestic producers, the Company anticipates a reduction in the level of imports and modest price increases. However, there can be no assurances that the President will respond favorably, and a negative response could lead to an increase in imports and further price deterioration.

BACKLOG

     As of September 30, 1999, order backlog, all of which is expected to be filled in fiscal 2000, totaled approximately $69 million compared with approximately $71 million as of September 30, 1998. The change in order backlog is primarily due to the closure of a majority of the wire products operations.

SALES BY PRODUCT TYPE

     During the fiscal years ended July 31, 1999, 1998 and 1997 no single customer accounted for more than 10% of total dollar net sales. Sales to the Company's ten largest customers accounted for approximately 29% of total net sales in fiscal 1999. Total foreign sales accounted for approximately 3% of total net sales in fiscal 1999.

     For the fiscal years indicated below, the approximate percentage of net sales contributed by each class of similar products is as follows:

                                                             1999     1998     1997
                                                             ----     ----     ----
Product Group
  Structural.............................................     46.4%    42.5%    51.2%
  Merchant bar...........................................     15.8     13.0      9.1
  Semi-finished..........................................      3.7     12.1      7.8
  Wire Products..........................................     12.3     17.9     18.3
  Rod....................................................     21.8     14.5     13.6
                                                             -----    -----    -----
       Total.............................................    100.0%   100.0%   100.0%
                                                             =====    =====    =====

EMPLOYEES

     As of July 31, 1999, there were approximately 1,600 active employees of the Company, approximately 1,350 of which are members of three collective bargaining units. The majority are members affiliated with the United Steelworkers of America ("USWA"), and the remainder are represented by one local union affiliated with the United Plant Guard Workers of America and one local union affiliated with the International Brotherhood of Teamsters. Currently, the Company is party to a collective bargaining agreement with the USWA for employees in Sterling and Rock Falls, Illinois. This agreement expires on August 1, 2000. The USWA is strongly supportive of the Company's new strategic plan. With the union and the Company working together to implement the new strategic plan, the Company and the USWA entered into a new collective bargaining agreement that is subject to the Company obtaining financing for the construction of the New Mill in Sterling, Illinois. As a result, the Company has enjoyed improved relationships with both the union and its employees. If the financing is obtained and the new agreement becomes effective, it will extend to October 31,

2003. The two remaining bargaining units are party to collective bargaining agreements with the Company, of which the United Plant Guard expires in fiscal 2000 and the Teamsters expires in fiscal 2001.

     The Company exited a majority of its wire products business in the first quarter of fiscal 1999 affecting approximately 300 employees. In the third quarter of fiscal 1999, the Company sold the Hickman facility, resulting in a reduction of approximately 50 employees.

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

     The Company has been cited by the United States Environmental Protection Agency ("USEPA") for alleged violations of clean air standards and other requirements at its Sterling furnace operations. On October 22, 1997, the Company was notified by the U. S. Department of Justice ("DOJ") that it intended to file suit against the Company for alleged violations of the CAA. The Company has agreed to settle this claim pending final approval. The consent agreement, when final, would require the Company to pay a civil penalty of approximately $0.6 million, which has been fully accrued as of July 31, 1999, and achieve and maintain compliance with the CAA through future capital expenditures that the Company anticipates to range between $8.0 and $10.0 million, of which at July 31, 1999, the Company has already spent approximately $6.2 million. Additionally, the Company would also undertake several Supplemental Environmental Projects that could total $1.0 million in capital expenditures.

     The Resource Conservation and Recovery Act ("RCRA") regulates the disposal of emission control sludge/dust from electric arc furnaces ("K061"), a waste stream generated in significant quantities at the Sterling Operations. The Company is complying with RCRA with respect to K061 by using a third party to chemically stabilize this waste before its disposal. Fiscal 1999 expenses in connection with such services were approximately $3.5 million. This chemical stabilization process allows the Company to use the fully permitted hazardous waste landfill at the Sterling Operations for disposal of the stabilized K061.

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

     In November 1996, the USEPA issued a notice of a multi-media (air, water and land) compliance review of all electric arc furnace steel mills in a six state area, including Illinois. The USEPA conducted an inspection at the Company's Sterling operations in July 1997. As a result of this inspection, in August 1998, the USEPA proposed an immaterial civil penalty for hazardous waste and PCB (polychlorinated biphenyl) storage and paperwork violations. The Company has paid the penalty and has submitted a plan to close the area in question for the alleged hazardous waste violation. These costs are not expected to be material.

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

     An additional benefit to the Company of operating within the Enterprise Zone is the receipt of a state sales tax exemption on the purchase of consumable manufacturing supplies. Eligibility for the sales tax exemption was contingent upon the Company making a $40 million investment that causes the retention of 2,000 full time jobs in Illinois. The Company had been able to demonstrate sufficient capital spending and thus utilized the sales tax exemption. With the Company's reduction of approximately 350 employees resulting from the exit of the majority of its wire products business, the Company is no longer eligible for this sales tax exemption. This sales tax exemption had saved the Company approximately $0.3 million to $0.4 million per year.

ITEM 2. PROPERTIES

     The executive offices of the Company and its steel producing facilities, designated as Plants 1, 2, 3, 5, and 6, are located on approximately 596 acres of land along the Rock River in Sterling, Illinois, and Plant 4 is on 8 acres of land located directly across the river in Rock Falls, Illinois.

     Plant 1, comprising 641,081 square feet of floor space, consists of a wire mill with equipment for processing rod and drawing, galvanizing and annealing wire. A significant portion of this facility was idled during fiscal 1999 due to the Company's decision to exit the majority of its wire products business.

     Located in Plant 2 are liquid metal producing facilities, with more than 1,600,000 tons annual capacity, consisting of two 400-ton electric furnaces which are in the process of being replaced. Also located at Plant 2 is a six-strand bloom continuous caster and an eight-strand billet continuous caster, as well as the 12" rod mill. The continuous casters have a combined capacity of approximately 1,500,000 tons and the rod mill has a 440,000 ton capacity. Within this plant is the jumbo beam caster which provided beam blanks to the Houston structural mill and was taken out of regular service as a result of the closure of the Houston plant. At present, this plant comprises 961,318 square feet of floor space.

     Plant 3 consists of a 24" structural mill, with a total annual capacity of 450,000 tons. The plant comprises approximately 900,000 square feet of floor space.

     Manufacturing facilities for the production of welded wire products are located at the Rock Falls Plant 4, which consists of 397,880 square feet. This facility was idled during fiscal 1999 due to the Company's decision to exit the majority of its wire products business.

     The 14" merchant bar and light structural mill, comprising 434,740 square feet and having an annual capacity of 400,000 tons, is located at Plant 5.

     The Kentucky Facility was sold in the third quarter of fiscal 1999.

     Plant 6 consists of 48,304 square feet of floor space and is currently idle.

     The Company's Houston facility was sold in the fourth quarter of fiscal
1999.

     All buildings are owned by the Company and are of steel, brick or concrete construction. The Company believes that its plants and equipment are in adequate operating condition.

     Pursuant to the Company's existing credit facility as of July 31, 1999 and the Company's new revolving credit facility which was entered into on October 5, 1999 with Fleet Capital Corporation ("New Credit Facility"), the Company has granted mortgages on all of the Company's real estate and security interests in its other assets, including equipment and fixtures. See "Subsequent Events" Note to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     Information on legal proceedings is contained on page 38 in the "Commitments and Contingent Liabilities" Note to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     At October 15, 1999, 24,484,823 shares of Common Stock were issued and outstanding and held by approximately 1,300 registered holders.

     The Company does not expect to pay dividends on the Common Stock during the foreseeable future. The Company's existing credit facility as of July 31, 1999 and the Company's New Credit Facility prohibit the payment of any dividends. The indenture relating to the 9 1/2% Senior Notes due 2001 of the Company also restricts the payment of dividends. Since the initial public offering of June 12, 1993, there have been no dividends paid on the Common Stock.

     The Company's Common Stock is traded on the NASDAQ stock market under the ticker symbol NWSW. The range of Common Stock sales prices for each of the quarters during the past two fiscal years (as reported by NASDAQ) are set forth under the caption "Quarterly Financial Data" on page 42 included in this Annual Report on Form 10-K in the rows captioned "Stock Price Range".

     The Company currently does not meet the requirements for continued listing of its common stock for trading on the Nasdaq National Market. The Nasdaq stock market requires that the minimum bid price of the Company's common stock, as reported on the Nasdaq National Market, be equal to or greater than $1.00 per share. Therefore, based on its review of the Company's price data, the Nasdaq stock market notified the Company that its common stock is scheduled to be delisted from trading on the Nasdaq National Market on November 4, 1999 unless the minimum bid price equals or exceeds the requirement for ten consecutive days. In connection with the Company's strategic plan, the Company expects to propose to its shareholders a reverse stock split which is intended to bring the Company into compliance. There can be no assurances, however, that this will be sufficient to avoid delisting.

ITEM 6. SELECTED FINANCIAL DATA
(IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                                        FISCAL YEARS ENDED JULY 31,
                                     ------------------------------------------------------------------
                                       1999           1998          1997           1996          1995
                                       ----           ----          ----           ----          ----
STATEMENT OF OPERATIONS DATA:
Net sales..........................  $349,345       $596,437      $640,980       $661,069      $638,420
Cost of goods sold (excluding
  depreciation)....................   337,013        496,906       587,245        588,774       563,325
Selling and administrative
  expenses.........................    11,350         13,017        13,546         11,920        11,334
Non-recurring items................    46,291(1)          --        92,943(3)          --            --
Operating (loss) profit............   (59,785)(1)     68,966       (78,581)(3)     35,587        40,718
Interest expense...................    12,846         16,372        20,031         18,583        19,674
(Loss) income before income
  taxes............................   (71,304)        68,918(2)    (98,420)        17,167        21,178
Net (loss) income..................   (45,347)(1)   $ 41,696      $(63,120)(3)   $ 20,670(4)   $ 26,978(5)
Net (loss) income per common
  share............................     (1.85)(1)       1.70         (2.54)(3)       0.83(4)       1.07(5)
OTHER DATA:
Capital expenditures...............  $ 15,760       $ 12,069      $ 17,435       $ 36,269      $ 35,573
EBITDA(6)..........................  $(45,309)(1)   $ 86,514      $(52,754)(3)   $ 60,375      $ 64,883
Total Tons Shipped (000's).........     1,040          1,558         1,686          1,668         1,662
Active employees...................     1,613          1,945         2,100          2,339         2,380

                                                                AT JULY 31,
                                     ------------------------------------------------------------------
                                       1999           1998          1997           1996          1995
                                       ----           ----          ----           ----          ----
BALANCE SHEET DATA:
Current assets.....................  $129,258       $190,121      $184,210       $190,279      $186,045
Plant and equipment -- net.........   122,012        152,460       158,004        241,189       229,708
Other assets.......................    67,139         40,618        47,574         18,445         5,655
                                     --------       --------      --------       --------      --------
Total assets.......................  $318,409       $383,199      $389,788       $449,913      $421,408
                                     ========       ========      ========       ========      ========
Current liabilities................  $ 64,755       $ 78,459      $ 93,015       $113,137      $ 96,641
Long term debt.....................   115,628        116,141       163,450        153,646       162,110
Other long term liabilities........    91,200        101,899        82,852         77,114        75,042
Deferred income taxes..............        --             --            --             --         4,744
Shareholders' equity...............    46,826         86,700        50,471        106,016        82,871
                                     --------       --------      --------       --------      --------
Total liabilities and
  shareholders's equity............   318,409       $383,199      $389,788       $449,913      $421,408
                                     ========       ========      ========       ========      ========
Working capital....................  $ 64,503       $111,662      $ 91,195       $ 77,142      $ 89,404
                                     ========       ========      ========       ========      ========

NOTES FOR SUMMARY OF SELECTED FINANCIAL DATA

(1) Reflects a pre-tax charge of $37.2 million ($23.7 million after-tax, or $.97 per share) related to the closure of a majority of the wire products division, as well as a pre-tax charge of $8.2 million ($5.2 million after-tax, or $.21 per share) for the sale of the Hickman facility. Additionally, reflects a pre-tax charge of $.9 million ($.6 million after-tax, or $.02 per share) for the sale of the Houston facility.

(2) Includes other income of $9.7 million and $5.2 million related to a settlement with three of the Company's electrode suppliers and property tax settlement paid in earlier years, respectively.

(3) Reflects a pre-tax charge of $92.9 million ($59.9 million after-tax, or $2.40 per share) related to the closure of the Houston structural mill.

(4) Net income included a $10.4 million or $.42 per share tax benefit due to recognition of certain deferred tax assets which are now more likely than not to be realized.

(5) Net income included a $10.6 million or $.42 per share tax benefit due to recognition of certain deferred tax assets which are now more likely than not to be realized.

(6) EBITDA is defined as operating profit plus depreciation and amortization. The Company believes EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent net income or cash flow from operations as determined by generally accepted accounting principles, and is not necessarily an indication of whether cash flow will be sufficient to fund cash requirements.

                           FORWARD LOOKING STATEMENTS

     Except for historical information, matters discussed above contain forward-looking information and describe the Company's belief concerning future business and capital market conditions and outlook based on currently available information. The Company has identified these "forward-looking" statements by words such as "anticipates", "expects", "believes", "estimates", "could result" and " appears" and similar expressions. Risk and uncertainties which could cause actual results of performance to differ materially from these and expressed in these statements include the following: volumes of production and product shipments; changes in product mix and pricing; costs of scrap steel and other raw material inputs; changes in domestic manufacturing capacity; the level of non-residential construction; final approval of the restructuring agreement in principle by 95% of the holders of the senior notes and approval by the Company's stockholders; whether the Company can obtain a federal guarantee of debt in an acceptable amount with acceptable terms so that it can construct the New Mill as part of its strategic plan; overall economic growth in the United States; changes in legislative or regulatory requirements; and the level of imported products in the Company's markets. The Company assumes no obligation to update the information contained herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

     Fiscal 1999. Net sales for fiscal 1999 were $349.3 million, a decrease of $247.1 million or 41% from fiscal 1998. Revenues decreased in fiscal 1999 as a result of the closure of a significant portion of the wire products operations. While the closure significantly reduced the Company's capacity to produce and sell fabricated wire products, the balance of the rods usually consumed by the wire products operations were available to be sold to rod consumers. Although the rods were available by the end of the first fiscal quarter, the Company was unable to sell the additional rods to the market until late in the third fiscal quarter, resulting in a 17% decline in volume of the combination of rod and wire products. Additionally, the Company experienced a 19% decline in rod pricing due to increased competition from record breaking levels of foreign imports into the United States. Revenues also declined because of the displacement of higher priced wire products with lower priced rods. Going forward, the Company anticipates continued high levels of imports of rods for the foreseeable future. The Company experienced further revenue declines in its structural and bar products as volume declined 25% and pricing declined 12% due to the record levels of structural steel imports experienced during calendar 1998. Semi-finished steel sales decreased 82% in 1999 compared to the prior year period due to increased competition in the rod and structural steel markets, which have historically been the end-users of the Company's semi-finished steel products. The Company does not anticipate significant semi-finished steel sales in fiscal 2000 as the Company prepares for an outage in December 1999 to install a new EOBT furnace.

     Fiscal 1998. Net sales for fiscal 1998 decreased by $44.6 million or 7% from fiscal 1997. The 7% decrease in fiscal 1998 net sales resulted from the closure of the Houston rolling mill at the end of fiscal 1997. Although the closure reduced structural products capacity by nearly 50%, the Company's remaining facilities experienced an increase of almost 35% in shipments, recording the highest level in the Company's history. Volume in light structural and bar products increased approximately 17% compared to the prior year. The Company saw continued strong performance during 1998 for its rod products as volume declined 3% and pricing increased 3% compared to the prior year. Shipments for the Company's small structural products increased approximately 17% in 1998, and pricing in this product range increased by 5%. Semi-finished steel sales were higher in 1998 compared to the prior year period. In 1998, the revenues from the discontinued wire products and the Hickman facility impacted gross revenues by $87 million on approximately 123,000 net tons.

     Fiscal 2000. The Company anticipates that volumes shipped are expected to be higher in fiscal 2000 compared to 1999 due to an anticipated reduction in imports of foreign structurals and the new initiatives undertaken by the Company in marketing the rods no longer consumed by the discontinued wire products facility and the Hickman facility which was sold. Additionally, the record import levels of foreign steel in the

Company's structural markets have begun to decline, and the industry has announced price increases that are anticipated to add nearly 18% to the structural pricing in comparison to the pricing in effect at July 31,1999.

COST OF GOODS SOLD

     Cost of goods sold (excluding depreciation) as a percentage of net sales increased from approximately 83% in fiscal 1998 to approximately 96% in fiscal 1999. This increase resulted primarily from the loss of volume and decrease in selling prices for fiscal 1999 results. Operating efficiencies achieved in the production departments during the record levels of operations in 1998 eroded in 1999. Cost of goods sold increased because the reduced operations were unable to absorb fixed costs to the levels achieved in fiscal 1998. While the Company's principal raw material, steel scrap, decreased approximately $25 per ton in 1999 compared to 1998, sales price decreases exceeded the scrap price declines by over 100%. As the rod and structural steel markets improve going into 2000, the Company anticipates that the cost of goods sold percentage will decrease moderately from the 1999 levels. With the decreased presence of foreign structural steel in the Company's markets, the Company anticipates that increased volume will restore the Company's ability to approach operating efficiencies achieved in 1998. Additionally, announced product pricing improvements in structurals will improve margins, although the cost of goods sold for 2000 will likely exceed historical norms.

     Cost of goods sold (excluding depreciation) as a percentage of net sales decreased from 92% experienced in fiscal 1997 to almost 83% for 1998. The decrease resulted primarily from lower costs associated with increased production levels for structural products and increases in pricing levels for all products. The cost of the Company's principal raw material, steel scrap, decreased slightly in 1998.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses were $11.4 million in fiscal 1999 compared to $13.0 million in fiscal 1998. The decrease resulted primarily from sales reductions resulting from the closure of a majority of the wire products operations.

     Selling and administrative expenses were $13.0 million in fiscal 1998 compared to $13.5 million in fiscal 1997. The decrease resulted primarily from the settlement of employment obligations with the former chief executive officer of the Company and higher professional fees in the prior year, offset somewhat by increased performance compensation expense in fiscal 1998.

NON-RECURRING ITEMS

     During the first quarter of fiscal 1999, the Company announced the closure of its unprofitable wire fabricating operation. As a result, the Company recorded a one-time, non-recurring pre-tax charge of approximately $41.6 million. The charge was primarily non-cash and included the write-down to estimated fair market value of the facility and equipment related to the wire operations, closure costs, and employee termination expenses for approximately 300 employees as follows:

Asset Impairment............................................    $ 3,889
Inventory write-down........................................      2,514
Employee termination expenses, including pension and
  post-retirement impacts...................................     33,100
Other.......................................................      2,094
                                                                -------
                                                                $41,597
                                                                =======

     The last affected production departments ceased operations in November 1998 and shipments ceased in March 1999. In the third fiscal quarter, the non-recurring charge was reduced by approximately $2.7 million for employee termination expenses that were less than originally estimated. In the fourth fiscal quarter, the non-recurring charge was again reduced by approximately $1.7 million, primarily for the sale of wire equipment in excess of previously estimated market values. At July 31, 1999 the Company has remaining reserves of approximately $2.2 million for unpaid employee termination expenses, which are expected to be spent during the next one to three fiscal years.

     During the third quarter of fiscal 1999, the Company sold its Hickman facility for cash. The sale included all of the assets at the facility including the real estate, equipment, inventory and operating supplies on site as of April 30, 1999. The sale resulted in a one-time non-recurring charge of approximately $8.2 million, which was primarily non-cash and included the write-down of the land, buildings, equipment and inventory to the contract price.

     During fiscal 1997 the Company closed its Houston rolling mill, incurring a one-time, non-recurring charge of approximately $92.9 million. The charge was primarily for the write-down of facilities and equipment to estimated fair market value. The property has been marketed since that time and in the fourth fiscal quarter of 1999, the facility was sold for cash. As a result of the sale of the Houston facility in the fourth quarter of 1999, and the sale of remaining equipment subsequent to year end, the Company recorded an additional non-recurring charge of approximately $0.9 million in the fourth quarter of fiscal 1999 to write-down these assets to their realized value. At July 31, 1999 no reserves remain related to the Houston mill closure.

OPERATING PROFIT

     Operating profit decreased dramatically from a $69.0 million profit in fiscal 1998 to a $13.5 million loss in fiscal 1999, excluding the one-time, non-recurring charges of $46.3 million. The substantial increase in imports contributed greatly to the significant year to year change in comparison to the fiscal 1998 results, which were the highest profit levels in the Company's history.

     Operating profit increased dramatically to almost $69.0 million in fiscal 1998 compared to $14.4 million in fiscal 1997, excluding the one-time, non-recurring charge of $92.9 million. The strength of the fiscal 1998 steel market for structural products contributed to improved cost and stronger pricing for these products which significantly impacted the Company's earnings.

INTEREST EXPENSE

     Interest expense was $12.8 million for fiscal 1999, a $3.6 million decrease compared to fiscal 1998. The decrease in interest expense is primarily due to decreased borrowings resulting from improved working capital management, asset sales and decreases in long-term debt for payments made in the fourth quarter of fiscal 1998. Capitalized interest was $0.3 million for 1999. No interest was capitalized during fiscal 1998.

     Interest expense was $16.4 million for fiscal 1998, a $3.6 million decrease compared to fiscal 1997. The decrease in interest expense is primarily due to decreased borrowings and increased cash flow from operations.

INTEREST AND OTHER INCOME

     Interest and other income decreased by $15.0 million in fiscal 1999 to more historical levels. Other income in fiscal 1998 was significantly higher than is customary for the Company due to the settlement of claims against electrode suppliers regarding prices paid for graphite electrodes in fiscal 1998 and earlier years resulting in a $9.7 million benefit. Additionally, the Company also recognized a $5.2 million benefit for recovery of disputed property tax payments made in earlier years.

INCOME TAXES

     The pre-tax losses of $71.3 million in fiscal 1999 resulted in a benefit from taxes of $26.0 million in comparison to $27.2 million in tax provisions for the $68.9 million profit in fiscal 1998. The effective tax rate in fiscal 2000 is expected to approximate 39%.

NET (LOSS) INCOME

     Net loss of $45.3 million or $1.85 per share in fiscal 1999 compares to net income of $41.7 million or $1.70 per share in the prior year.

     Net income of $41.7 million or $1.70 per share in fiscal 1998 compares to a net loss of $63.1 million or $2.54 per share in fiscal 1997.

ENVIRONMENTAL MATTERS

     The Company is subject to various federal, state and local laws and regulations. See "Commitments and Contingencies" Note to the Consolidated Financial Statements and "Environmental Compliance" in Item 1 of this Form 10-K.

YEAR 2000

     The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1997, the Company identified the following areas critical for its successful implementation of Y2K compliance: (1) financial and information system applications, (2) manufacturing applications and (3) vendor and other third-party relationships. For each of these areas, the Company established the following procedures to enable it to meet its Y2K compliance obligation: (a) identify systems potentially susceptible to Y2K compliance issues, (b) develop and implement corrective actions and (c) test to ensure compliance. Management believes that the Company has identified and resolved all significant Y2K issues. The total cost of these Y2K compliance activities, costing less than $1.0 million, has not been, and is not anticipated to be material to the Company's financial position or its results of operations and have all been expensed as incurred .

     Financial and Information System Applications: The Company utilized the services of outside consultants to identify areas of exposure and solution implementation for the financial and information system applications. Financial and information system applications consist of the Company's main-frame computer hardware and operating system, and the applications software. The Company has recently upgraded the main-frame operating system, which is presently in use and has been successfully tested for Y2K compliance. All applications software have been identified for Y2K compliance, upgraded where necessary, tested and are currently in use. Based on the information gathered and the testing performed, the Company does not believe any material exposure to significant business interruption exists as a result of Y2K issues from the financial and information system applications.

     Manufacturing Applications: The Company's manufacturing facilities rely on systems for process control and production monitoring. Failure to identify, correct and test Y2K sensitive systems at the Company's manufacturing facilities could result in manufacturing interruptions. The Company has identified and catalogued hardware and software systems used in the manufacturing process. Process equipment within our manufacturing environment has been similarly reviewed, tested and upgraded where necessary. The Company believes these processes are now year 2000 compliant.

     Vendor and Other Third-Party Relationships: The Company relies on third party suppliers for raw materials, utilities, transportation and other key supplies and services. Interruption of supplier operations due to Y2K issues could adversely affect the Company's operations. The Company has evaluated the status of supplier's efforts to prepare for Y2K compliance issues through a survey sent to its suppliers. Responses were evaluated and second and third requests mailed for non-responses. Suppliers who did not respond after a third request have been eliminated as suppliers of product to the Company. Alternate sources have been selected. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third-party failure. The Company is also dependent upon its customers for sales and cash flow. The Company does not currently have any formal information concerning the Y2K compliance status of its customers but has received indications that most of the Company's customers are working on Y2K compliance. Y2K interruptions in the Company's customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, the Company believes its customer base is broad enough to minimize the impact of isolated occurrences. The Company does not believe it will experience material costs related to its Y2K compliance activities for vendors and other third party relationships.

     The foregoing assessment of the impact of the Y2K issue on the Company is based on management's estimates at the present time. The assessment is based upon numerous actions taken by the Company to-date and assumptions as to future events. There can be no assurance that these estimates and assumptions will prove accurate, and the actual results could differ materially. To the extent that Y2K issues cause significant delays in production or limitation of sales, the Company's results of operations and financial position would be materially adversely affected.

FIRST QUARTER FISCAL 2000

GENERAL ECONOMIC ENVIRONMENT

     During the fourth fiscal quarter of 1999, the Company and other domestic competitors filed a trade case with the Commission against four foreign countries accused of illegal dumping of structural steel in the United States. The filing of a trade case by the domestic producers on July 7, 1999, and the subsequent favorable ruling on August 28, 1999, appears to have reduced the record import levels of foreign structural steel into the Company's structural market. This tightening of the supply/demand equation has improved the Company's backlog during the first fiscal quarter of 2000, and the industry has announced two price increases effective with shipments after October 8, 1999 and November 2, 1999. In December 1998, the Company was also party to a trade case with the Commission for the illegal dumping of rods into the United States. The Commission has made recommendations to the President and is awaiting his decision. The significant increase in imports of rods contributed to a 19% decrease in rod pricing from fiscal 1998 to fiscal 1999 and the price for rods remains at depressed levels. In order to remain competitive, the Company has adjusted its rod pricing and estimates that the realized value for rods is likely to remain depressed unless the President approves the recommendations of the Commission.

     With the upcoming announced price increases for structurals, the Company anticipates that cost of goods sold as a percentage of net sales will decease from the high levels achieved in 1999. The Company believes that the flood of structural imports seen in 1999 has been successfully abated for the near future and expects much greater volume in 2000, which will also serve to reduce cost of goods sold as a percent of net sales.

LIQUIDITY, CAPITAL RESOURCES AND OUTLOOK

LIQUIDITY AND CAPITAL RESOURCES

     The operations of the Company used $16.2 million in fiscal 1999 in comparison to fiscal 1998 when operations generated $99.7 million. The decrease is substantially attributable to the effects of record imports of foreign rod and structural products. The imports forced significant declines in the Company's realized selling prices, as well as forcing higher production costs experienced from the substantial drop in shipments and production. The poor results and cash consumption were offset somewhat by the cash generated from the reductions in working capital inventories and receivables captured primarily by the closure of the wire division, as well as the sale of the Hickman and Houston facilities. The working capital ratio was 2.0 to 1 and 2.4 to 1 at July 31, 1999 and 1998, respectively.

     Net cash used in investing activities amounted to $0.3 million in fiscal 1999 and $12.0 million in fiscal 1998. The Company increased spending on capital programs in fiscal 1999 in anticipation of potentially significant capital commitments resulting from studies the Company undertook in fiscal 1998 to replace its rolling mills in Sterling, Illinois. These studies were in response to announced competitor capacity increased in structural steel products expected to be operational by the end of calendar 1999. This increase in cash used was offset by cash the Company received as a result of the sale of its Houston facility, its Hickman facility and certain wire mill assets in fiscal 1999.

     Cash provided by financing activities in fiscal 1999 was $19.0 million compared to net cash used in financing activities of $54.8 million in fiscal 1998. With the significant level of cash generated from earnings in 1998, the Company fully repaid its Rollover Term Loan balance at July 31, 1998, without any prepayment penalties (see Notes to Consolidated Financial Statements entitled "Debt and Credit Agreements"). At July 31, 1999, outstanding borrowings against the Company's Senior Credit Facility were $19.6 million and the Company was in compliance with its bank covenants. Effective October 5, 1999 the Company entered into a new revolving credit facility ("New Credit Facility") for $65 million with Fleet Capital Corporation (see "Subsequent Events" Note to the Consolidated Financial Statements).

     The Company believes its liquidity will be maintained in fiscal 2000, especially with the New Credit Facility. Additionally, the announced selling price increases and anticipated higher volumes will positively impact cash flows.

OUTLOOK

     The Company faces a number of serious challenges, including increased competition, that could have a material adverse effect on its liquidity and capital resources. During 1998, competitors of the Company began construction of three new structural steel mills. These mills have already added 1.9 million additional tons of capacity and are expected to be running at the 1.9 million ton rate by mid calendar year 2000 across a broad range of structural products, many of which are currently produced by the Company. Additionally, a potential new competitor to the Company, Steel Dynamics, Inc., has announced its intention to build a new structural rolling mill in Indiana which if built, would add an additional 900,000 tons of new capacity (See Item 1. Business-Competition). In contrast to the Company's mills which were installed 20 or more years ago, these new mills are or will be modern, state-of-the-art operations with lower operating costs than the Company's (including lower overall labor costs from reduced man-hour input resulting from more efficient manufacturing equipment).

     In order to become more competitive with foreign manufacturers and increasingly efficient domestic competitors, the Company has implemented a strategic plan to modernize its facilities and operations. The key theme of the strategic plan is to be a low-cost producer in the Company's core and chosen markets by modernizing facilities and improving operating efficiency. The strategic plan does not rely on capacity increases or incremental sales to achieve its goals. The elements of the strategic plan are as follows:

     - Construction of a new, more efficient, low cost mill to replace the Company's existing 14" and 24" rolling mill capacity at its Sterling, Illinois facility.

     - Implementation of a new collective bargaining agreement with the Company's union.

     - Modernization of the Company's existing melting capabilities with the construction of a new furnace to replace the Company's existing two furnaces.

     - Implementation of a maintenance program to rationalize the Company's existing maintenance operations.

     - Implementation of a total quality management program.

     The Company has entered into the new collective bargaining agreement which is subject to the Company obtaining financing for the construction of the New Mill, is implementing the total quality management and maintenance programs, and has commenced construction of the new furnace to replace the existing furnaces. The Company also has a plan in place for the New Mill, but will not commence construction of the New Mill until construction financing is in place.

     Since early calendar 1999, the Company has been attempting to finance the modernization construction, but as yet has not been able to obtain the necessary financing because of poor operating results caused largely by imports and because of the deterioration in the credit markets which traditionally provide funding to steel companies. Consequently, the Company has decided to apply for a guaranty under the Guarantee Act. Under the Guarantee Act, domestic steel companies may apply for a United States government guarantee of 85% of the principal amount of a loan or loans of up to $250.0 million. If the Company is able to obtain a guaranty under the Guarantee Act in an acceptable amount with acceptable terms, the Company intends to use the proceeds of the guaranteed loan to complete the modernization program.

     The Company has significant future debt service obligations, primarily consisting of $115.0 million of senior notes scheduled to mature on June 15, 2001, and significant unfunded employee benefit obligations. The

Company has reached an agreement in principle with the representatives of an unofficial committee of holders of senior notes to exchange the outstanding notes for $52.5 million in cash and common stock of the Company representing 70% of the issued and outstanding common stock of the Company after the issuance. The Company intends to begin a formal exchange offer on those terms in November. This offer will be contingent upon, among other things, 95% acceptance by the senior note holders, shareholder approval and the Company's ability to obtain a guarantee under the Guarantee Act sufficient to finance the moderation project. If the financing is approved but less than 95% of the holders of the senior notes accept the exchange offer, the Company may implement the exchange through a prepackaged bankruptcy plan if the plan is approved by more than one-half in number and at least two-thirds in amount of the senior notes that actually vote on the plan. In anticipation of the Guarantee Act application, the Company has requested that the members of the unofficial committee of senior note holders submit "lock-up" letters acknowledging their acceptance of the agreement in principal, and is in the process of securing such "lock-up" letters from those senior note holders.

     If the Company is able to obtain a Guarantee Act guarantee in an acceptable amount with acceptable terms, the Company believes it will be able to use the proceeds of the guaranteed loan, the proceeds of the $65.0 million New Credit Facility, and cash flow from operations to make the cash payments required to fund the modernization project, fund the agreement with senior note holders, and meet the Company's other financial obligations as they become due. If the Company is unable to obtain a guarantee under the Guarantee Act, the Company believes it can use the proceeds of the New Credit Facility and cash flow from operations to meet its financial obligations as they become due for the current fiscal year. The Company however, will not have funds available to pay the senior notes at maturity in June 2001 unless there are significant improvements in the credit markets or the import situation. If the Company does not have funds available at that time and cannot otherwise reach a satisfactory agreement with the note holders, the Company will have to consider other alternatives, including bankruptcy.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Consolidated Balance Sheets as of July 31, 1999 and 1998....     23
Consolidated Statements of Operations for the years ended
  July 31, 1999, 1998 and 1997..............................     24
Consolidated Statements of Shareholders' Equity for the
  years ended July 31, 1999, 1998 and 1997..................     25
Consolidated Statements of Cash Flows for the years ended
  July 31, 1999, 1998 and 1997..............................     26
Notes to Financial Statements...............................     27
Report of Independent Accountants...........................     43
Consolidated financial statement schedules for the years
  ended July 31, 1999, 1998 and 1997:
II -- Valuation and qualifying accounts.....................     44

                      NORTHWESTERN STEEL AND WIRE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                   AS OF JULY 31,
                                                                --------------------
                                                                  1999        1998
                                                                  ----        ----
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 39,415    $ 36,930
  Receivables, less allowances of $420 and $1,175,
     respectively...........................................      29,585      52,057
  Inventories...............................................      51,485      84,022
  Income tax receivable.....................................       4,806          13
  Deferred income taxes.....................................          --      14,147
  Other assets..............................................       3,967       2,952
                                                                --------    --------
       Total current assets.................................     129,258     190,121
PLANT AND EQUIPMENT, at cost, less accumulated depreciation
  of $173,175 and $166,196, respectively....................     122,012     152,460
RESTRICTED CASH.............................................       2,060          --
DEFERRED INCOME TAXES.......................................      47,585      12,287
DEFERRED FINANCING COSTS....................................         869       1,990
OTHER ASSETS................................................      16,625      26,341
                                                                --------    --------
       Total assets.........................................    $318,409    $383,199
                                                                ========    ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $ 17,482    $ 42,953
  Accrued expenses..........................................      27,064      34,897
  Current portion of long term debt.........................      20,209         609
                                                                --------    --------
       Total current liabilities............................      64,755      78,459
LONG TERM DEBT..............................................     115,628     116,141
OTHER LONG TERM LIABILITIES.................................      91,200     101,899
                                                                --------    --------
                                                                 271,583     296,499
                                                                --------    --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, par value $1 per share:
     -- Authorized -- 1,000,000 shares
     -- Issued -- none......................................          --          --
  Common stock, par value $.01 per share:
     -- Authorized -- 75,000,000 shares
     -- Issued -- 24,905,424 shares.........................     123,973     123,973
  Retained deficit..........................................     (71,822)    (26,475)
  Accumulated other comprehensive loss......................          --      (5,473)
  Treasury shares, at cost; 420,601 shares..................      (5,325)     (5,325)
                                                                --------    --------
       Total shareholders' equity...........................      46,826      86,700
                                                                --------    --------
       Total liabilities and shareholders' equity...........    $318,409    $383,199
                                                                ========    ========

   The accompanying notes are an integral part of the consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                      YEARS ENDED JULY 31,
                                                                --------------------------------
                                                                  1999        1998        1997
                                                                  ----        ----        ----
Net sales...................................................    $349,345    $596,437    $640,980
                                                                --------    --------    --------
Cost and operating expenses:
  Cost of goods sold (excluding depreciation)...............     337,013     496,906     587,245
  Depreciation..............................................      14,476      17,548      25,827
  Selling and administrative................................      11,350      13,017      13,546
  Non-recurring items.......................................      46,291          --      92,943
                                                                --------    --------    --------
       Total cost and operating expenses....................     409,130     527,471     719,561
                                                                --------    --------    --------
Operating (loss) profit.....................................     (59,785)     68,966     (78,581)
                                                                --------    --------    --------
Other income and expenses:
  Interest expense..........................................      12,846      16,372      20,031
  Interest and other income.................................      (1,327)    (16,324)       (192)
                                                                --------    --------    --------
       Total other income and expenses......................      11,519          48      19,839
                                                                --------    --------    --------
(Loss) income before income taxes...........................     (71,304)     68,918     (98,420)
(Benefit) provision for income taxes........................     (25,957)     27,222     (35,300)
                                                                --------    --------    --------
Net (loss) income...........................................    $(45,347)   $ 41,696    $(63,120)
                                                                ========    ========    ========
Net (loss) income per share.................................    $  (1.85)   $   1.70    $  (2.54)
                                                                ========    ========    ========
Net tons shipped............................................       1,040       1,558       1,686
                                                                ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                 COMMON STOCK                                    ACCUMULATED
                                $.01 PAR VALUE       COMPREHENSIVE                  OTHER        TREASURY SHARES        TOTAL
                             ---------------------      (LOSS)       RETAINED   COMPREHENSIVE   -----------------   SHAREHOLDERS'
                               SHARES      AMOUNT       INCOME       DEFICIT        LOSS        SHARES    AMOUNT       EQUITY
                               ------      ------    -------------   --------   -------------   ------    ------    -------------
Balance at July 31, 1996...  24,858,842   $123,786                   $ (5,051)     $(7,395)     420,144   $(5,324)    $106,016
Comprehensive Loss
  Net loss.................                            $(63,120)      (63,120)                                         (63,120)
  Change in minimum pension
    liability..............                               7,395                      7,395                               7,395
                                                       --------
Comprehensive Loss.........                            $(55,725)
                                                       ========
Options exercised..........      44,582        180                                                                         180
                             ----------   --------                   --------      -------      -------   -------     --------
Balance at July 31, 1997...  24,903,424    123,966                    (68,171)          --      420,144    (5,324)      50,471
Comprehensive Income
  Net income...............                            $ 41,696        41,696                                           41,696
  Change in minimum pension
    liability..............                              (5,473)                    (5,473)                             (5,473)
                                                       --------
Comprehensive Income.......                            $ 36,223
                                                       ========
Treasury shares............                                                                         457        (1)          (1)
Options exercised..........       2,000          7                                                                           7
                             ----------   --------                   --------      -------      -------   -------     --------
Balance at July 31, 1998...  24,905,424    123,973                    (26,475)      (5,473)     420,601    (5,325)      86,700
Comprehensive Loss
  Net loss.................                            $(45,347)      (45,347)                                         (45,347)
  Change in minimum pension
    liability..............                               5,473                      5,473                               5,473
                                                       --------
Comprehensive Loss.........                            $(39,874)
                             ----------   --------     ========      --------      -------      -------   -------     --------
Balance at July 31, 1999...  24,905,424   $123,973                   $(71,822)     $    --      420,601   $(5,325)    $ 46,826
                             ==========   ========                   ========      =======      =======   =======     ========

   The accompanying notes are an integral part of the consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEARS ENDED JULY 31,
                                                                ---------------------------------
                                                                  1999        1998        1997
                                                                  ----        ----        ----
Cash Flow From Operations:
  Net (loss) income.........................................    $(45,347)   $ 41,696    $ (63,120)
  Depreciation..............................................      14,476      17,548       25,827
  Non-recurring items.......................................      46,291          --       92,943
  Loss on sale of plant and equipment.......................          --          42           96
  Amortization of deferred financing costs and debt
     discount...............................................       1,340       1,321        1,321
  Deferred income tax (benefit) expense.....................     (21,151)     18,894      (27,195)
  (Increase) decrease in income tax receivable..............      (4,793)      8,145       (8,158)
  Decrease in receivables...................................      22,472      15,171          776
  Decrease in inventories...................................      27,486       2,686        7,594
  (Increase) decrease in other current assets...............        (238)      1,644          746
  Increase in other assets..................................      (5,774)    (13,865)      (5,081)
  Decrease in accounts payable and accrued expenses.........     (37,908)     (7,147)     (33,362)
  (Decrease) increase in other long term liabilities........     (13,056)     13,573       13,133
                                                                --------    --------    ---------
          Net cash (used in) provided by operations.........     (16,202)     99,708        5,520
                                                                --------    --------    ---------
Cash Flows From Investing Activities:
  Capital expenditures......................................     (15,760)    (12,069)     (17,435)
  Proceeds from sale of plant and equipment.................      17,519          23           36
  Increase in restricted cash...............................      (2,060)         --           --
                                                                --------    --------    ---------
          Net cash used in investing activities.............        (301)    (12,046)     (17,399)
                                                                --------    --------    ---------
Cash Flows From Financing Activities:
  Payments of long term debt................................        (612)    (89,817)    (380,581)
  Proceeds from issuance of long term debt..................      19,600      35,000      390,800
  Exercise of stock options.................................          --           7          180
                                                                --------    --------    ---------
          Net cash provided by (used in) financing
            activities......................................      18,988     (54,810)      10,399
                                                                --------    --------    ---------
Increase (decrease) in cash and cash equivalents............       2,485      32,852       (1,480)
Cash and Cash Equivalents:
  Beginning of period.......................................      36,930       4,078        5,558
                                                                --------    --------    ---------
  End of period.............................................    $ 39,415    $ 36,930    $   4,078
                                                                ========    ========    =========
Supplemental Disclosures of Cash Flow Information:
  Cash Paid (Received) During the Period For:
     Interest...............................................    $ 11,442    $ 15,439    $  18,359
     Income taxes...........................................       3,646      (8,702)         120

   The accompanying notes are an integral part of the consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Founded in 1879, the Company is a major mini-mill producer of structural steel components which include wide flange beams, channels, angles, merchant bars, rods and wire. The Company's products are used in a wide variety of commercial, industrial and residential construction applications. The majority of employees are covered by collective bargaining agreements.

CONSOLIDATION

     The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The financial results for the year ended July 31, 1997 include the operations of the Houston structural mill, which was closed at the end of that year. Financial results for the years ended 1997 and 1998 include full year operations for the wire mill and Hickman facilities.

RESTRICTED CASH

     Restricted cash of $2,060 represents $2,000 being held in escrow as required by the Illinois Industrial Commission for the Company's self-insured worker's compensation policy. The balance of restricted cash represents amounts held in escrow as required by the Illinois Environmental Protection Agency for closure of the hazardous waste landfill. The remaining funding requirements have been satisfied by letters of credit (see "Debt and Credit Arrangements" Note to the Consolidated Financial Statements).

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

PLANT AND EQUIPMENT

     Plant and equipment is carried at cost and depreciated when placed in service based on methods and rates designed to amortize the cost over the estimated useful lives (generally 40 years for buildings, 12 and 18 years for mill machinery and 3 to 20 years for all other equipment). Plant and equipment to be disposed is carried at estimated fair market value. Depreciation is computed principally on the straight-line method for financial reporting purposes while accelerated methods and straight line methods are used for income tax purposes. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is reflected in the Consolidated Statements of Operations.

DEFERRED FINANCING COSTS

     The Company defers direct costs of debt financing and amortizes such costs over the life of the loan arrangement to interest expense.

                      NORTHWESTERN STEEL AND WIRE COMPANY

REVENUE RECOGNITION

     The Company recognizes sales revenue as shipments are made.

NET (LOSS) INCOME PER SHARE

     During fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic income per share is based upon the average number of common shares outstanding. Diluted income per share is based upon the average number of common shares outstanding plus the potential dilution that would occur if options to purchase common stock were exercised. For the years presented, the diluted per share amounts equal the basic per share amounts reported.

BENEFITS FOR RETIRED EMPLOYEES

     The Company provides pension benefits to substantially all hourly and salaried employees under noncontributory plans. The pension costs are funded by the Company in accordance with the requirements of the Employee Retirement Income Security Act of 1974. The Company also provides post-retirement welfare benefits (life insurance and medical) to substantially all its retired employees. These benefits are accounted for in accordance with SFAS No. 87 and SFAS No. 106, and have been presented in the Notes in compliance with SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" which was adopted in fiscal 1999.

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

STOCK-BASED COMPENSATION

     As provided by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion ("APB Opinion") No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure provisions required by SFAS No. 123 (see "Stock Option Plans" Note to the Consolidated Financial Statements).

LONG-LIVED ASSETS

     The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

                      NORTHWESTERN STEEL AND WIRE COMPANY

COMPREHENSIVE INCOME

     During fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which established new standards for the presentation and disclosure of other comprehensive income. Compliance with this standard is reflected in the Consolidated Statements of Shareholders' Equity.

RECLASSIFICATION

     Certain prior year amounts were reclassified to conform to current year presentation.

EMPLOYEE BENEFIT PLANS

     Labor agreements effective August 1, 1996, covering the majority of the Company's hourly employees, improved retirement benefits and lowered retirees' postretirement healthcare costs. The improved pension benefits resulted in an increase in unrecognized prior service cost. On February 17, 1999 the Company negotiated a new labor agreement with its union that is contingent upon the Company's ability to obtain financing for a new mill (see "Subsequent Events" Note to the Consolidated Financial Statements).

     The Company also sponsors defined contribution savings plans that cover the majority of employees. For salaried employees, the Company contributes up to 5% of eligible compensation. Company contributions to the hourly employee plan are not required.

     The Company provides benefits for certain officers and key employees through a Supplemental Executive Retirement Plan. The cost of the plan for the years ended July 31, 1999, 1998 and 1997 was immaterial.

PENSION PLANS

     The Company's noncontributory defined benefit plans cover the majority of employees and provide pension benefits that are generally based on years of credited service and employee compensation during the years preceding retirement. Plan assets include primarily equity and fixed income securities.

     A non-cash increase to shareholders' equity of $5,473 during fiscal year 1999 and a decrease of $5,473 during fiscal year 1998 resulted primarily from pension plan asset changes due to investment experience and changes in interest rate assumptions. At July 31, 1999, the Company recorded a minimum pension liability of $6,027 and a corresponding intangible pension asset of $6,027. At July 31, 1998, the Company recorded a minimum pension liability of $20,501 and a corresponding intangible pension asset of $15,028.

                      NORTHWESTERN STEEL AND WIRE COMPANY

     The following table presents the changes in the projected benefit obligations for the plans years ended July 31:

                                               1999                    1998                    1997
                                       --------------------    --------------------    --------------------
                                        HOURLY     SALARIED     HOURLY     SALARIED     HOURLY     SALARIED
                                         PLAN        PLAN        PLAN        PLAN        PLAN        PLAN
                                        ------     --------     ------     --------     ------     --------
Projected benefit obligation
  beginning of the year............    $237,722    $66,240     $209,160    $60,956     $177,267    $58,462
Net increase (decrease) during the
  year attributable to:
  -- Service cost..................       3,596        927        3,524        832        3,482        849
  -- Interest cost.................      17,170      4,721       16,178      4,537       15,182      4,479
  -- Actuarial (gains)/losses......      (1,648)    (1,437)      26,277      4,844       12,000      2,010
  -- Benefits paid.................     (20,703)    (5,734)     (17,417)    (4,929)     (15,726)    (4,844)
  -- Plan amendments...............          --         --           --         --       16,955         --
  -- Curtailment charge............       8,399      3,313           --         --           --         --
                                       --------    -------     --------    -------     --------    -------
Net increase for year..............       6,814      1,790       28,562      5,284       31,893      2,494
                                       --------    -------     --------    -------     --------    -------
Projected benefit obligation at end
  of the year......................    $244,536    $68,030     $237,722    $66,240     $209,160    $60,956
                                       ========    =======     ========    =======     ========    =======

     The curtailment charge relates to the early retirement of affected wire operations and administrative employees due to the closure of the wire operations (see "Non-Recurring Items" Note to the Consolidated Financial Statements).

     The following table presents the changes in the fair value of net assets available for plan benefits for the plan years ended July 31:

                                               1999                    1998                    1997
                                       --------------------    --------------------    --------------------
                                        HOURLY     SALARIED     HOURLY     SALARIED     HOURLY     SALARIED
                                         PLAN        PLAN        PLAN        PLAN        PLAN        PLAN
                                        ------     --------     ------     --------     ------     --------
Fair value of net assets available
  for plan benefits at beginning of
  year.............................    $211,708    $75,145     $199,449    $70,739     $160,365    $57,021
Increase (decrease) during the year
  attributable to:
  -- Actual return on plan
     assets........................      25,297      6,899       23,046      8,472       49,530     17,521
  -- Sponsor contributions.........      16,420        124        6,630        863        5,280      1,041
  -- Benefits paid.................     (20,703)    (5,734)     (17,417)    (4,929)     (15,726)    (4,844)
                                       --------    -------     --------    -------     --------    -------
Net increase for year..............      21,014      1,289       12,259      4,406       39,084     13,718
                                       --------    -------     --------    -------     --------    -------
Fair value of net assets available
  for plan benefits at the end of
  the year.........................    $232,722    $76,434     $211,708    $75,145     $199,449    $70,739
                                       ========    =======     ========    =======     ========    =======

                      NORTHWESTERN STEEL AND WIRE COMPANY

     The following is a reconciliation of the funded status of the plan for the plan years ended July 31:

                                                1999                    1998                   1997
                                        --------------------    --------------------    -------------------
                                         HOURLY     SALARIED     HOURLY     SALARIED    HOURLY     SALARIED
                                          PLAN        PLAN        PLAN        PLAN       PLAN        PLAN
                                         ------     --------     ------     --------    ------     --------
Funded status.......................    $(11,814)   $ 8,404     $(26,014)   $ 8,905     $(9,711)   $ 9,783
Prior service cost not yet
  recognized in net period pension
  cost..............................      10,201         34       15,028         58      16,422         66
Unrecognized net (gain)/loss........       6,511     (2,857)      14,238     (1,025)     (6,414)    (3,584)
                                        --------    -------     --------    -------     -------    -------
Net amount recognized in other
  assets in the consolidated balance
  sheets, before minimum pension
  liability.........................    $  4,898    $ 5,581     $  3,252    $ 7,938     $   297    $ 6,265
                                        ========    =======     ========    =======     =======    =======

     The following table presents the components of annual net periodic expense or the defined benefit and contribution plans for years ended July 31:

                                                      1999        1998        1997
                                                      ----        ----        ----
Service cost....................................    $  4,523    $  4,356    $  4,331
Interest cost...................................      21,891      20,715      19,661
Estimated return on assets......................     (25,721)    (23,608)    (19,000)
Recognized gain (loss)..........................          --          --         324
Prior service cost recognized...................       4,849       1,402       1,403
Curtailment charge..............................      11,712          --          --
                                                    --------    --------    --------
Net periodic pension expense....................      17,254       2,865       6,719
Defined contribution expense....................       1,021         965         985
                                                    --------    --------    --------
     Total expense..............................    $ 18,275    $  3,830    $  7,704
                                                    ========    ========    ========

     The projected pension obligation for the plans was determined using the following weighted-average assumptions at July 31:

                                                              1999    1998    1997
                                                              ----    ----    ----
Settlement discount rates.................................    7.5%    7.1%    7.7%
Rates of compensation increase............................    3.5%    3.5%    3.5%
Long-term rates of return on assets.......................    9.0%    9.0%    9.0%

POSTRETIREMENT HEALTHCARE AND LIFE INSURANCE BENEFITS

     The postretirement benefit expense includes the following components:

                                                          1999       1998      1997
                                                          ----       ----      ----
Service cost.........................................    $   848    $1,061    $1,024
Interest cost on accumulated benefit obligation......      6,971     6,657     6,201
Net amortization and deferral........................      1,057       792       435
                                                         -------    ------    ------
                                                           8,876     8,510     7,660
Curtailment charge...................................      7,857        --        --
                                                         -------    ------    ------
                                                         $16,733    $8,510    $7,660
                                                         =======    ======    ======

     The curtailment charge relates to the early retirement of affected wire operations and administrative employees due to the closure of the wire operations (see "Non-Recurring Items" Note to the Consolidated Financial Statements).

                      NORTHWESTERN STEEL AND WIRE COMPANY

     The Company continues to fund benefit costs on a cash basis, with retirees paying a portion of the costs. The amounts paid for such benefits were $7,716, $7,109 and $6,486 for the fiscal years ended July 31, 1999, 1998 and 1997, respectively. The status of the Company's postretirement benefit obligation at July 31, 1999 and 1998 was:

                                                                  1999        1998        1997
                                                                  ----        ----        ----
Accumulated post-retirement benefit obligation at beginning
  of the year...............................................    $ 97,173    $ 84,541    $ 73,327
Net increase (decrease) during the year attributable to:
  -- Service cost...........................................    $    848    $  1,061    $  1,024
  -- Interest cost..........................................       6,971       6,657       6,201
  -- Actuarial (gains)/losses...............................      (2,402)     12,023      10,475
  -- Net benefits paid......................................      (7,716)     (7,109)     (6,486)
  -- Curtailment charge.....................................       7,857          --          --
                                                                --------    --------    --------
Net increase for year.......................................       5,558      12,632      11,214
                                                                --------    --------    --------
Accumulated post-retirement benefit obligation at the end of
  the year..................................................     102,731      97,173      84,541
Unrecognized net loss.......................................     (23,247)    (26,706)    (15,475)
                                                                --------    --------    --------
Accrued benefit cost recognized in the consolidated balance
  sheets....................................................    $ 79,484    $ 70,467    $ 69,066
                                                                ========    ========    ========

     The actuarial assumptions used to determine 1999 ,1998, and 1997 costs and benefit obligations include a discount rate of 7.5%, 7.1%, and 7.7%, respectively. The assumed health care cost trend rate used in 1999, 1998, and 1997 was 6.4%, 6.8%, and 7.3%, respectively, for pre-65 retirees and 6.0%, 6.3%, and 6.7%, respectively, for post-65 retirees declining to an ultimate rate of 4.6% over a 4-year period for both populations.

     If the health care cost trend rate assumptions were increased by 1% each year, the accumulated postretirement benefit obligation as of July 31, 1999, would be increased by $17,500 and the net periodic postretirement benefit cost for the year then ended would be increased by $1,402.

INCOME TAXES

     As of July 31, 1999, the Company has approximately $74,868 of net operating loss carryforwards. As a result of an "ownership change" in fiscal 1993, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, $17,251 of the loss carryforwards are subject to an annual limitation of approximately $2,000 and will expire in 2006, 2007 and 2008. The Company also has alternative minimum tax credit carryforwards of approximately $6,052.

     Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax effects will be realized in future years. Although realization is not assured, management continues to believe that it is more likely than not that all of the deferred tax assets will be realized.

                      NORTHWESTERN STEEL AND WIRE COMPANY

     The types of temporary differences resulting from the difference between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liabilities and the deferred tax assets and their approximate tax effects are as follows:

                                                                   1999                     1998
                                                           ---------------------    ---------------------
                                                           TEMPORARY       TAX      TEMPORARY       TAX
                                                           DIFFERENCE    EFFECT     DIFFERENCE    EFFECT
                                                           ----------    ------     ----------    ------
Net operating loss.....................................     $ 74,868     $26,204     $17,251      $ 6,728
Retirement costs.......................................       47,838      18,657      42,289       16,493
Employee compensation..................................       18,010       7,024      19,487        7,600
AMT carryforwards......................................        6,052       6,052       5,365        5,365
Other..................................................       14,162       5,522      15,441        6,021
                                                            --------     -------     -------      -------
Total deferred tax asset...............................     $160,930     $63,459     $99,833      $42,207
                                                            ========     =======     =======      =======
Property, plant and equipment..........................     $ 40,704     $15,874     $40,445      $15,773
                                                            --------     -------     -------      -------
Total deferred tax liability...........................     $ 40,704     $15,874     $40,445      $15,773
                                                            ========     =======     =======      =======
Net deferred tax asset.................................     $120,226     $47,585     $59,388      $26,434
                                                            ========     =======     =======      =======

     The (benefit) provision for income taxes consists of the following:

                                                                  1999       1998        1997
                                                                  ----       ----        ----
Current.....................................................    $ (4,806)   $ 8,328    $ (8,105)
Deferred....................................................     (21,151)    18,894     (27,195)
                                                                --------    -------    --------
Total income tax (benefit) provision........................    $(25,957)   $27,222    $(35,300)
                                                                ========    =======    ========

     The (benefit) provision for income taxes on income differs from the expected tax (benefit) provision computed by applying the federal corporate rate as follows:

                                                                  1999       1998        1997
                                                                  ----       ----        ----
Tax (benefit) provision computed at statutory rate..........    $(25,100)   $24,121    $(34,447)
Other (benefit) provision, primarily state income taxes.....        (857)     3,101        (853)
                                                                --------    -------    --------
Total income tax (benefit) provision........................    $(25,957)   $27,222    $(35,300)
                                                                ========    =======    ========

DEBT AND CREDIT ARRANGEMENTS

     Long term debt consists of the following obligations at July 31, 1999 and 1998:

                                                                  1999        1998
                                                                  ----        ----
Senior Credit Facility:
  Rollover Term Loan........................................    $     --    $     --
  Revolving Credit Loans (average rate of 8.93%)............      19,600          --
9.5% Senior Notes due 2001, net of discount.................     114,815     114,716
Other notes payable (average rates of 5.3% and 5.8%,
  respectively).............................................       1,422       2,034
                                                                --------    --------
                                                                 135,837     116,750
Less Current Portion........................................      20,209         609
                                                                --------    --------
                                                                $115,628    $116,141
                                                                ========    ========
Market value of total debt..................................    $ 99,222    $117,770
                                                                ========    ========

                      NORTHWESTERN STEEL AND WIRE COMPANY

     The Company's Senior Credit Facility (the "Facility") comprises the Rollover Term Loan and Revolving Credit Loans, each of which are described below. The Facility was amended as of April 23, 1999 as a result of the closure of a majority of the wire products operations. The maximum permitted borrowings under the Revolving Credit Loans were reduced to $30 million from $80 million and the non-recurring charge for the wire mill closure was excluded from the various financial covenants as amended, as of July 31, 1999. The Facility extends to April 2001, unless certain financial conditions are not met at July 31, 2000, in which case the Facility expires on that date.

     At July 31, 1999, there were $19,600 of borrowings against the Revolving Credit Loans. At the option of the Company, any borrowings of Revolving Credit Loans bear interest at (a) the prime rate plus applicable margin, or (b) the LIBO rate plus applicable margin. The remaining $10,400 of availability under the Revolving Credit Loans has been used for letters of credit, primarily to satisfy the funding requirements for the hazardous landfill closure costs and the remaining workers compensation funding requirement of the Illinois Industrial Commission.

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

     The Company believed it would most likely violate one of the financial covenants of the Facility in the first quarter of fiscal 2000. However, on October 5, 1999, the Company entered into a new revolving credit facility ("New Credit Facility") (see "Subsequent Events" Note to the Consolidated Financial Statements). On that same day, the Company repaid the $19,600 Revolving Credit Loans using existing cash. As such, the $19,600 Revolving Credit Loans balance has been classified as current at July 31, 1999.

     Subsequent to October 5, 1999, the Company maintained its letter of credit arrangements through its old Revolving Credit Loans facility. After this date, these arrangements, although still outstanding, were, in substance, settled with additional letters of credit the Company had taken out under its New Credit Facility. As a result, the Company has reduced its available borrowing base under the New Credit Facility by taking on these letters of credit.

     The Rollover Term Loan balance of $22,651 was fully repaid on July 31, 1998, without any prepayment penalties assessed.

     The Facility lenders receive a quarterly commitment fee of 1/2% per annum based on the average unused amount of the commitment.

     At July 31, 1999, $114,815 (net of unamortized discount of $185) of Senior Notes were outstanding. The Senior Notes bear interest at the rate of 9.5% per annum, payable semi-annually on June 15 and December 15. The Company will be required to redeem on June 15, 2001 the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. On or before June 14, 1999, the Company could have, at its option, redeemed the Senior Notes in whole or in part at a premium plus accrued and unpaid interest. The Company, having declined to exercise the early pay option, must redeem in whole or in part the Senior Notes at the aggregate principal amount plus accrued and unpaid interest on the due date.

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

                      NORTHWESTERN STEEL AND WIRE COMPANY

     See "Subsequent Events" Note to the Consolidated Financial Statements for developments concerning the Senior Notes.

     Annual maturities of long term debt for the years subsequent to fiscal 1999 are:

2000........................................................    $ 20,209
2001........................................................     115,108
2002........................................................         111
2003........................................................         115
2004........................................................         118
Remaining years.............................................         361
                                                                --------
     Total..................................................    $136,022
                                                                ========

     The Company estimated the market value of its total debt by utilizing a discounted cash flow methodology.

SUPPLEMENTAL BALANCE SHEET DATA

     The following balance sheet information is provided as of July 31:

                                                                  1999        1998
                                                                  ----        ----
INVENTORIES:
Raw materials and supplies..................................    $ 10,048    $ 20,218
Semi-finished products......................................      16,268      26,937
Finished products...........................................      25,169      36,867
                                                                --------    --------
                                                                $ 51,485    $ 84,022
                                                                ========    ========
PLANT AND EQUIPMENT:
Land........................................................    $  2,828    $  5,952
Buildings...................................................      27,979      38,249
Machinery and equipment.....................................     257,223     272,582
Construction in progress....................................       7,157       1,873
                                                                --------    --------
     Total..................................................     295,187     318,656
Less accumulated depreciation...............................     173,175     166,196
                                                                --------    --------
     Net plant and equipment................................    $122,012    $152,460
                                                                ========    ========
ACCRUED EXPENSES:
Salaries and wages..........................................    $  7,762    $ 16,041
Other employment costs......................................       7,659       7,578
Postretirement welfare benefits.............................       5,000       5,000
Other accrued expenses......................................       6,643       6,278
                                                                --------    --------
                                                                $ 27,064    $ 34,897
                                                                ========    ========
OTHER LONG TERM LIABILITIES:
Postretirement welfare benefits.............................    $ 74,484    $ 65,467
Minimum pension liability...................................       6,027      20,501
Other long term liabilities.................................      10,689      15,931
                                                                --------    --------
                                                                $ 91,200    $101,899
                                                                ========    ========

                      NORTHWESTERN STEEL AND WIRE COMPANY

STOCK OPTION PLANS

     The Company has three active stock option plans and three plans under which no further awards may be made, all approved by shareholders.

     During fiscal 1999, the Company approved the establishment of the 1998 Employee Incentive Compensation Plan (the "1998 Plan") and reserved 2,000,000 shares of Common stock for issuance under the 1998 Plan. The 1998 Plan provides for the granting to key employees and other key individuals who perform services for the Company of stock options, stock appreciation rights and restricted stock that the Board of Directors or a duly appointed committee thereof deems to be consistent with the purposes of the 1998 Plan. Twenty-five percent of the options become vested and exercisable upon the grant date and twenty-five percent vest on each of the next three anniversaries of that date. Options for 520,000 shares were outstanding at July 31, 1999.

     The Company also approved the establishment of the 1998 Non-Employee Director Stock Option Plan (the "1998 Director Plan") and reserved 100,000 shares of Common Stock for issuance under the 1998 Director Plan. The 1998 Director Plan provides solely for the award of non-qualified stock options to Directors who are not employees of the company or affiliates of Kohlberg & Co., L.P. Each eligible director will be awarded 2,500 stock options upon such director's election or reelection to the Board of Directors. Each such award will be at fair market value on the date of the grant. Options become exercisable six months after the date of the grant and generally expire ten years from the grant date. Options to purchase an aggregate of 10,000 shares of Common Stock at an exercise price of $0.90625 per share are outstanding.

     Under the 1994 Long Term Incentive Plan, 1,250,000 shares of common stock are reserved for issuance to key employees and other key individuals who perform services for the Company. Stock options, stock appreciation rights and restricted stock may be granted by the Board of Directors at not less than the fair market value on the date of grant. Such grants generally vest over three years and expire five years from the date of grant. At July 31, 1999, shares available for future grants were 520,511.

     Under the 1994 Director Stock Plan, 50,000 common shares are reserved for issuance of non-qualified stock options to directors who are not employees of the Company or affiliates of Kohlberg & Co., L.P. and expire not less than five years nor more than ten years from the grant date. At July 31, 1999 there were no shares available for future grants.

     An aggregate of 1,400,000 common shares had been reserved for the Management Stock Option Plan and the Employee Stock Purchase and Option Plan. Options generally expire ten years from the date of grant. No further awards may be granted under either Plan.

                      NORTHWESTERN STEEL AND WIRE COMPANY

     Activity for common shares under option for the years ended July 31, 1999, 1998 and 1997 were as follows:

                                                              NUMBER OF     AVERAGE
                                                                SHARES       PRICE
                                                              ---------     -------
Outstanding, July 31, 1996................................     1,327,225     $5.94
  Granted.................................................       510,000      3.89
  Exercised...............................................       (44,582)     4.10
  Canceled................................................      (111,630)     5.88
                                                              ----------     -----
Outstanding, July 31, 1997................................     1,681,013      5.25
  Granted.................................................       942,225      3.69
  Exercised...............................................        (2,000)     3.59
  Canceled................................................      (951,741)     5.42
                                                              ----------     -----
Outstanding, July 31, 1998................................     1,669,497      4.27
  Granted.................................................     1,062,900      1.33
  Exercised...............................................            --        --
  Canceled................................................    (1,241,482)     4.19
                                                              ----------     -----
Outstanding July 31, 1999.................................     1,490,915     $2.25
                                                              ==========     =====
Exercisable July 31, 1999.................................       617,714     $3.25
                                                              ==========     =====

     The following table summarizes the status of outstanding stock options as of July 31, 1999:

                                                    OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                       ---------------------------------------------    -----------------------------
                                        NUMBER OF       WEIGHTED         WEIGHTED        NUMBER OF        WEIGHTED
             RANGE OF                    OPTIONS      AVERAGE LIFE       AVERAGE          OPTIONS         AVERAGE
          EXERCISE PRICES              OUTSTANDING     (IN YEARS)     EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
          ---------------              -----------    ------------    --------------    -----------    --------------
$0 to $2.99........................     1,051,900         8.53            $1.33           261,725          $1.34
$3.00 to $5.99.....................       381,515         5.10            $3.77           298,489          $3.82
$6.00 to $10.00....................        57,500         5.47            $8.94            57,500          $8.94

     The fair value for the options was estimated at the date of grant using a present value approach with the following weighted-average assumptions: risk free interest rates on the 1994 Long Term Incentive Plan and the 1998 Plan ranging from 4.55%-4.80% and 5.33%-5.86%, respectively, and a risk free interest rate on the 1998 Director Plan of 5.06%; no expected dividend yield; an estimated volatility of 70.7%, and an average expected life of the options under the 1994 Long Term Incentive Plan, the 1998 Plan and the 1998 Director Plan of 5, 8 and 5 years, respectively.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for their stock-based compensation plans. Accordingly, no compensation cost has been recognized within the Statements of Operations as presented. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     JULY 31,    JULY 31,    JULY 31,
                                                       1999        1998        1997
                                                     --------    --------    --------
Net (loss) income as reported....................    $(45,347)   $41,696     $(63,120)
Pro forma net (loss) income......................    $(45,371)   $41,502     $(63,488)
(Loss) earnings per share, as reported...........    $  (1.85)   $  1.70     $  (2.54)
Pro forma net (loss) income per share............    $  (1.85)   $  1.70     $  (2.59)

                      NORTHWESTERN STEEL AND WIRE COMPANY

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

     The Company has also been cited by the USEPA for alleged violations of clean air standards under the 1990 Clean Air Act ("CAA") and other requirements at its Sterling furnace operations. On October 22, 1997, the Company was notified by the U. S. Department of Justice ("DOJ") that it intended to file suit against the Company for alleged violations of the CAA. The Company has agreed to settle this claim pending final approval. The agreement, if approved, would require the Company to pay a civil penalty of approximately $600, which has been fully accrued as of July 31, 1999, and achieve and maintain compliance with the CAA through future capital expenditures that the Company anticipates to range between $8,000 and $10,000, of which at July 31, 1999, the Company has already spent approximately $6,200. The Company would also undertake several Supplemental Environmental Projects that could total $1,000 in capital expenditures.

     The Company has occasionally exceeded the limits of its wastewater discharge permit at its Sterling Operations. The Company believes that modified operating procedures and certain equipment upgrades have eliminated the waste water discharge concerns of the State of Illinois and the EPA.

                      NORTHWESTERN STEEL AND WIRE COMPANY

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

     The Company is currently a party of an OSHA complaint from August 1998 regarding potential overloading of a crane. The Company has taken corrective action and is vigorously pursuing a resolution of the complaint. The case has been assigned to a judge for resolution in November 1999. The notice of assignment reads "the intent is to facilitate amicable settlement of disputes between parties quickly and with the least amount of expense to the parties and to the Commission." A reasonable estimation of these costs can not be made at this time.

DESCRIPTION OF LEASING ARRANGEMENTS

     The Company has entered into various operating leases for transportation equipment (principally over-the-road tractors and trailers for shipment of a portion of the Company's products) and other equipment. The majority of the transportation equipment leases are committed through March 2001.

     The future minimum rental payments required for the noncancelable lease term of the operating leases as of July 31, 1999, were as follows:

     Fiscal year ending July 31:

2000........................................................    $1,185
2001........................................................       787
2002........................................................       203
2003........................................................        17
2004........................................................         2
Remaining years.............................................        --
                                                                ------
Total minimum future lease payments.........................    $2,194
                                                                ======

     Rental expense under operating leases for the years ended July 31, 1999, 1998 and 1997 was approximately $2,162; $2,130; and $1,929, respectively.

NON-RECURRING ITEMS

     During the first quarter of fiscal 1999, the Company announced the closure of its unprofitable wire fabricating operation. As a result, the Company recorded a one-time, non-recurring pre-tax charge of approximately $41,600. The charge was primarily non-cash and included the write-down to estimated fair market value of the facility and equipment related to the wire operations, closure costs, and employee termination expenses for approximately 300 employees as follows:

Asset Impairment............................................    $ 3,889
Inventory write-down........................................      2,514
Employee termination expenses, including pension and
  post-retirement impacts...................................     33,100
Other.......................................................      2,094
                                                                -------
                                                                $41,597
                                                                =======

                      NORTHWESTERN STEEL AND WIRE COMPANY

     The last affected production departments ceased operations in November 1998 and shipments ceased in March 1999. In the third quarter, the non-recurring charge was reduced by approximately $2,700 for employee termination expenses that were less than originally estimated. In the fourth fiscal quarter, the non-recurring charge was again reduced by approximately $1,700, primarily for the sale of wire equipment in excess of previously estimated market values. At July 31, 1999 the Company has remaining reserves of approximately $2,200 for unpaid employee termination expenses, which are expected to be spent during the next one to three fiscal years.

     During the third fiscal quarter of fiscal 1999, the Company sold its Hickman facility for cash. The sale included all of the assets at the facility including the real estate, equipment, inventory and operating supplies on site as of April 30, 1999. The sale resulted in a one-time non-recurring charge of approximately $8,200, which was primarily non-cash and included the write-down of the land, buildings, equipment and inventory to the contract price.

     During fiscal 1997 the Company closed its Houston rolling mill, incurring a one-time, non-recurring charge of approximately $92,900. The charge was primarily for the write-down of facilities and equipment to estimated fair market value. The property has been marketed since that time and in the fourth fiscal quarter of 1999, the facility was sold for cash. As a result of the sale of the Houston facility in the fourth quarter of 1999, and the sale of remaining equipment subsequent to year end, the Company recorded an additional non-recurring charge of approximately $900 in the fourth quarter of fiscal 1999 to write-down these assets to their realized value. At July 31, 1999 no reserves remain related to the Houston mill closure.

SUBSEQUENT EVENTS

     The Company has implemented a strategic plan to modernize its facilities and operations. The key theme of the strategic plan is to be a low-cost producer in the Company's core and chosen markets by modernizing facilities and improving operating efficiency. The strategic plan does not rely on capacity increases or incremental sales to achieve its goals. The elements of the strategic plan are as follows:

     - Construction of a new, more efficient, low cost mill (the "New Mill") to replace the Company's existing 14" and 24" rolling mill capacity at its Sterling, Illinois facility.

     - Implementation of a new collective bargaining agreement with the Company's union.

     - Modernization of the Company's existing melting capabilities with the construction of a new furnace to replace the Company's existing two furnaces.

     - Implementation of a maintenance program to rationalize the Company's existing maintenance operations.

     - Implementation of a total quality management program.

     The Company has entered into the new collective bargaining agreement which is subject to the Company obtaining the financing for the construction of the New Mill, is implementing the total quality management and maintenance programs, and has commenced construction of the new furnace to replace the existing furnaces. The Company also has a plan in place for the New Mill, but will not commence construction of the New Mill until construction financing is in place.

     Since early calendar 1999, the Company has been attempting to finance the modernization construction, but as yet has not been able to obtain the necessary financing because of the poor operating results caused largely by imports and because of the deterioration in the credit markets which traditionally provide funding to steel companies. Consequently, the Company has decided to apply for a guaranty under the Emergency Steel Loan Guarantee Act of 1999 (the "Guarantee Act"). Under the Guarantee Act, domestic steel companies may apply for a United States government guarantee of 85% of the principal amount of a loan or loans of up to

                      NORTHWESTERN STEEL AND WIRE COMPANY

$250,000. According to the Guaranty Act regulations published on October 18, 1999, applications for guarantees under the Guarantee Act must be submitted to the United States Department of Commerce on or before December 30, 1999, and guarantees are anticipated to be awarded approximately five to eight weeks after the application deadline. The Company anticipates filing its guarantee application in December 1999. If the Company is able to obtain a guaranty under the Guarantee Act in an acceptable amount with acceptable terms, the Company intends to use the proceeds of the guaranteed loan to complete the modernization program.

     The Company is also in the process or trying to reduce its significant future debt service obligations which primarily consists of $115,000 of senior notes that mature on June 15, 2001, and significant unfunded employee benefit obligations. The Company has reached an agreement in principle with the representatives of an unofficial committee of holders of senior notes to exchange the outstanding notes for $52,500 in cash and common stock of the Company representing 70% of the issued and outstanding common stock of the Company after the issuance. The Company intends to begin a formal exchange offer on those terms in November. This offer will be contingent upon, among other things, 95% acceptance by the senior note holders, shareholder approval and the Company's ability to obtain a guarantee under the Guarantee Act sufficient to finance the modernization project. If the financing is approved but less than 95% of the holders of the senior notes accept the exchange offer, the Company may implement the exchange through a prepackaged bankruptcy plan if the plan is approved by more than one-half in number and at least two-thirds in amount of the senior notes that actually vote on the plan. In anticipation of the Guarantee Act application, the Company has requested that the members of the unofficial committee of senior note holders submit "lock-up" letters acknowledging their acceptance of the agreement in principal, and is in the process of securing such "lock-up" letters from those senior note holders.

     The Company also has entered into a new $65,000 credit facility with Fleet Financial which was effective on October 5, 1999. The New Credit Facility has a three year term, maturing in September, 2002 and allowed the Company to repay amounts owed under its former credit facility out of existing cash, in addition to providing funds for its ongoing working capital needs. The New Credit Facility may be drawn upon up to an amount based upon a percentage of eligible accounts receivable, inventory, supplies and rolling stock (the "Borrowing Base"). Interest is payable monthly at a rate of prime plus 0.25% or, at the election of the Company, LIBOR plus 2.25%. Principal prepayments must be made with net cash proceeds resulting from sales of any Company assets, with some exceptions. The Borrowing Base as of October 5, 1999 was equal to $65,000 and there was approximately $48,500 available for the Company to borrow.

     The loan documents evidencing the New Credit Facility are designed to accommodate the Company's current strategic plan, including the financing of the New Mill and the exchange offer to the senior note holders. The documents contain restrictions on the Company's activities outside of the strategic plan. These restrictions include, among other things, a restriction on capital expenditures and the ability to acquire additional debt as well as limitations on liens, guaranties, dividends and other distribution. Additionally, the Company must, at all times, have a Borrowing Base evidencing excess availability of at least $5,000. Repayment of the New Credit Facility is secured by a first priority lien on all real and personal property owned by the Company.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                     QUARTER ENDED
                                                   --------------------------------------------------
                     1999                          OCTOBER        JANUARY      APRIL           JULY
                     ----                          -------        -------      -----           ----
Net sales......................................    $113,516       $ 76,969    $ 81,314       $ 77,546
Gross profit(1)................................      13,068            965       1,506         (3,207)
Net income.....................................     (24,568)(4)     (5,218)     (8,587)(5)     (6,974)(6)
Per common share data:
  Net income...................................    $  (1.00)      $  (0.21)   $  (0.35)      $  (0.28)
  Stock price range --
     High......................................       3 1/4        1 31/32       1 1/2          1 1/4
     Low.......................................       1 1/8           5/8       23/32          11/16
     Close.....................................     1 17/32         27/32        1 1/8         13/16
Tons Shipped...................................

                     1998                          OCTOBER        JANUARY      APRIL           JULY
                     ----                          -------        -------      -----           ----
Net sales......................................    $138,925       $140,420    $168,274       $148,818
Gross profit(1)................................      19,875         23,806      27,383         28,467
Net income.....................................       7,770(2)       7,420       9,564         16,942(3)
Per common share data:
  Net income...................................    $   0.32(2)    $   0.30    $   0.39       $   0.69(3)
  Stock price range --
     High......................................           4          4 1/8       4 1/2          4 7/8
     Low.......................................     1 15/16          2 3/8     3 13/32          2 3/4
     Close.....................................      3 9/16          3 5/8      4 3/32        2 15/16
Tons Shipped...................................     366,639        376,753     435,711        378,751

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

(4) For the quarter ended October 31, 1998, net income included a charge of $24.6 million ($1.00 per share) related to the closure of the majority of the Company's wire mill operations.

(5) For the quarter ended April 30, 1999, net income included a charge of $3.5 million ($.14 per share), primarily due to the sale of the Hickman, Kentucky facility, which was offset by certain revisions to estimates contained in the first quarter wire mill charge.

(6) For the quarter and year ended July 31, 1999, net income included a charge of $.3 million ($.01 per share) related to the write-down of certain Houston assets to their realized sale value, which was offset by the benefit of the revisions of estimates included in the first quarter charge of $1.1 million ($.04 per share).

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF NORTHWESTERN STEEL AND WIRE COMPANY

     In our opinion, the consolidated financial statements listed in the index included in Item 14 of this Form 10-K presently fairly, in all material respects, the financial position of Northwestern Steel and Wire Company and Subsidiaries at July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index included in Item 14 of this Form 10-K, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance abut whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                      PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
October 21, 1999

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

Frederick J. Rocchio, Jr.
Chief Executive Officer
Thomas M. Vercillo
Vice President -- Finance, CFO

                                                                     SCHEDULE II

                      NORTHWESTERN STEEL AND WIRE COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JULY 31, 1999, 1998 AND 1997
                           (IN THOUSANDS OF DOLLARS)

                                                                       CHARGED
                                                         BALANCE AT    TO COSTS                  BALANCE AT
                                                         BEGINNING       AND                       END OF
                     DESCRIPTION                         OF PERIOD     EXPENSES    DEDUCTIONS      PERIOD
                     -----------                         ----------    --------    ----------    ----------
Allowance for doubtful accounts:
  FOR THE YEAR
     ENDED JULY 31, 1999.............................      $1,175       $  400      $(1,155)       $  420
                                                           ======       ======      =======        ======
  FOR THE YEAR
     ENDED JULY 31, 1998.............................      $1,375       $  500      $  (700)       $1,175
                                                           ======       ======      =======        ======
  FOR THE YEAR
     ENDED JULY 31, 1997.............................      $  825       $  605      $   (55)       $1,375
                                                           ======       ======      =======        ======
Inventory valuation allowance:
  FOR THE YEAR
     ENDED JULY 31, 1999.............................      $  214       $3,815      $(3,058)       $  971
                                                           ======       ======      =======        ======
  FOR THE YEAR
     ENDED JULY 31, 1998.............................      $  103       $  297      $  (186)       $  214
                                                           ======       ======      =======        ======
  FOR THE YEAR
     ENDED JULY 31, 1997.............................      $  793       $   --      $  (690)       $  103
                                                           ======       ======      =======        ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The following persons are members of the Company's Board of Directors which board consists of seven directors. The Bylaws of the Company provide for the election of directors at each annual meeting.

                                                                         SERVED AS
                            NAME                                AGE    DIRECTOR SINCE
                            ----                                ---    --------------
William F. Andrews(1)(2)....................................    68          1994
Frederick J. Rocchio, Jr.(2)................................    52          1998
Darius W. Gaskins(3)(4).....................................    60          1994
Thomas A. Gildehaus(1)......................................    59          1997
David L. Gore(1)(3).........................................    61          1997
James A. Kohlberg(4)........................................    41          1992
Christopher Lacovara(2)(3)(4)...............................    35          1992

-------------------------
(1) Member of Audit Committee

(2) Member of Executive Committee.

(3) Member of Pension Committee.

(4) Member of Compensation Committee.

     William F. Andrews has been Chairman of Northwestern Steel and Wire Company since November 1998 and is Chairman of Scovill Fasteners, Inc., a designer, manufacturer and distributor of apparel fasteners and specialty industrial fasteners. From 1995 to 1998 Mr. Andrews was also Chairman of Schrader-Bridgeport International Inc., a manufacturer of tire valves and pressure control devices. From 1993 to 1995, Mr. Andrews was Chairman, Chief Executive Officer, and President of Amdura Corporation, a manufacturer of hardware and industrial equipment. Mr. Andrews is also a Director of Black Box Corporation, Dayton Superior Corp., Johnson Controls, Inc., Katy Industries, Navistar, Inc. and Trex Corporation.

     Frederick J. Rocchio, Jr., has been the President and Chief Executive Officer since November 1998 and a Director since December 1998. From 1997 to November 1998, Mr. Rocchio was the Executive Vice President, Development and Technology for Birmingham Steel Corporation ("Birmingham") and from 1995 to 1997 was President, Steel Services Business Unit for Birmingham. From 1991 to 1995, Mr. Rocchio was the Vice President, Integrated Steelmaking and Hot Rolling Operations for Inland Steel Company.

     Darius W. Gaskins, Jr. has been a Partner of Norbridge (formerly CFG&W), a management consulting firm, since 1993, and a Partner of High Street Associates, Inc., an investment partnership, since 1991. From 1994 to 1995, Mr. Gaskins was Chairman of Leaseway Transportation Corporation, a distribution services provider. Mr. Gaskins is also a Director of Anacomp, Inc., and Sapient Corporation.

     Thomas A. Gildehaus has been a Director of the Company since January 1997. From April 1997 to November 1998, Mr. Gildehaus was Chairman and Chief Executive Officer of the Company. From 1992 to April 1997, Mr. Gildehaus was President, Chief Executive Officer and a Director of UNR, a manufacturer of infrastructure products used in the wireless communication industry. Mr. Gildehaus is also an advisory director of Bank of America Illinois.

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

     Pursuant to the Company's current agreement with the Union, the International President of the Union may designate an individual for appointment to the Board of Directors. Subject to the approval of, and then recommendation by, the Chief Executive Officer, the Board shall consider such designee. In accordance with this procedure, Mr. Gore was appointed to the Board of Directors effective June 5, 1997.

MANAGEMENT

     The following persons are executive officers of the Company.

                   NAME                       AGE                     POSITION
                   ----                       ---                     --------
William F. Andrews........................    68     Chairman of the Board
Frederick J. Rocchio, Jr. ................    52     President and Chief Executive Officer
Daniel J. Brisson.........................    41     Vice President -- Quality and Planning
Christopher R. Fiora......................    42     Vice President/General Manager -- Primary
                                                     Operations
Andrew R. Moore...........................    46     Vice President -- Human Resources
Louis L. Pisani...........................    47     Vice President/General Manager --
                                                     Structural Operations
Michael S. Venie..........................    51     Senior Vice President -- Sales and
                                                     Marketing
Thomas M. Vercillo........................    44     Vice President -- Finance, Chief Financial
                                                     Officer, Secretary and Treasurer

     William F. Andrews has been Chairman of Northwestern Steel and Wire Company since November 1998 and is Chairman of Scovill Fasteners, Inc., a designer, manufacturer and distributor of apparel fasteners and specialty industrial fasteners. From 1995 to 1998 Mr. Andrews was also Chairman of Schrader-Bridgeport International Inc., a manufacturer of tire valves and pressure control devices. From 1993 to 1995, Mr. Andrews was Chairman, Chief Executive Officer, and President of Amdura Corporation, a manufacturer of hardware and industrial equipment. Mr. Andrews is also a Director of Black Box Corporation, Dayton Superior Corp., Johnson Controls, Inc., Katy Industries, Navistar, Inc. and Trex Corporation.

     Frederick J. Rocchio, Jr., has been the President and Chief Executive Officer since November 1998 and a Director since December 1998. From 1997 to November 1998, Mr. Rocchio was the Executive Vice President, Development and Technology for Birmingham Steel Corporation ("Birmingham") and from 1995 to 1997 was President, Steel Services Business Unit for Birmingham. From 1991 to 1995, Mr. Rocchio was the Vice President, Integrated Steelmaking and Hot Rolling Operations for Inland Steel Company.

     Daniel J. Brisson has been Vice President -- Quality and Planning since October 1999. Prior to this he was Vice President of Quality and Development since March 1999. From 1996 to March 1999, Mr. Brisson was Caster Manager and Division Quality Manager at Birmingham Steel Company. From 1980 to 1996, he held various management positions at Inland Steel Company.

     Christopher R. Fiora has been Vice President/General Manager -- Primary Operations since October 1999. Prior to this he was General Manager of Primary Operations since July 1999. From 1996 to July 1999 he was Plant Manager for Birmingham Steel, Inc. From 1990 to 1996 he was Superintendent Slab Caster and Processing at WCI, Steel, Inc.

     Andrew R. Moore has been Vice President -- Human Resources since October 1996. Mr. Moore was previously the Manager of Employee Benefits for the Company from November 1992.

     Louis L. Pisani has been Vice President/General Manager -- Structural Operations since October 1999. Prior to this he was Vice President of Engineering and Maintenance since April 1999. From 1994 to 1998, Mr. Pisani held the positions of Manager, Construction Coordination and Manager, Material Handling Services at Ispat Inland and Birmingham Steel Company.

     Michael S. Venie has been Senior Vice President -- Sales and Marketing since January 1999. Prior to this he was Vice President -- Sales and Marketing since September 1995. From 1991 through 1995 Mr. Venie was Vice President--Automotive Marketing of Kaiser Aluminum & Chemical Corporation, a subsidiary of Kaiser Aluminum Corporation, a producer of aluminum and aluminum products.

     Thomas M. Vercillo has been Vice President -- Finance since May 1999. He has also been Chief Financial Officer, Secretary and Treasurer since August 1998. Prior to his current position he was Corporate Controller. From 1992 through 1996, Mr. Vercillo was Manager of Corporate Accounting for the Company.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following Summary Compensation Table discloses, for the fiscal years indicated, individual compensation information on the Company's Chief Executive Officer and the next four most highly compensated executive officers in fiscal 1999. Such information is also provided for the former Chairman of the Board and Chief Executive Officer who would have been one of the four most highly compensated executive officers in fiscal 1999 had he stayed through the end of the fiscal year (such six individuals, the "Named Officers").

                                                                               LONG-TERM
                                                    ANNUAL COMPENSATION      COMPENSATION
                                                   ---------------------    ---------------     ALL OTHER
         NAME AND TITLE             FISCAL YEAR     SALARY     BONUS (1)    # OPTION AWARDS    COMPENSATION
         --------------             -----------     ------     ---------    ---------------    ------------
Frederick J. Rocchio, Jr. ......       1999        $262,503    $ 63,125         400,000          $102,766(2)
  President and Chief Executive
  Officer (since November 18,
  1998)
Thomas A. Gildehaus(3)..........       1999        $131,253          --              --          $114,418(4)
  Chairman of the Board and            1998        $390,000    $400,900         500,000          $  7,086
  Chief Executive Officer              1997        $116,750          --         500,000
  (until November 9, 1998)
Richard D. Way(5)...............       1999        $145,559          --              --          $ 64,855(6)
  Executive Vice President --          1998        $275,000    $200,450          80,000          $     --
  Administration                       1997        $270,125          --              --          $  6,475
  (until January 1, 1999)
Michael S. Venie................       1999        $182,504    $  8,800          70,000          $     --
  Senior Vice President --             1998        $169,375    $104,234          60,000          $  1,693
  Sales and Marketing                  1997        $165,000          --              --          $  4,650
Birchel S. Brown(7).............       1999        $171,998          --          75,000          $     --
  Vice President,                      1998        $146,121    $120,270          23,000          $ 17,412
  Sterling Steel Operations            1997        $ 38,920          --              --          $ 50,000
Thomas M. Vercillo..............       1999        $123,075    $  3,900          52,000                --
  Vice President, Chief                1998        $109,615    $ 77,540          18,500                --
  Financial Secretary and              1997        $106,000          --          40,000                --
  Treasurer
Andrew R. Moore.................       1999        $122,504    $  2,200          50,000                --
  Vice President -- Human              1998        $108,749    $ 80,180          23,500                --
  Resources                            1997        $ 95,516    $ 10,000                                --

-------------------------
(1) All of the fiscal 1999 bonuses were accrued in fiscal 1999 and paid in fiscal 2000.

(2) Includes $2,766 relocation expenses and $100,000 one time signing bonus.

(3) Mr. Gildehaus was Chairman of the Board and Chief Executive Officer from April 14, 1997 until he retired as Chief Executive Officer on November 9, 1998.

(4) Includes $8,046 for supplemental life and $106,372 for payout of Supplemental Executive Retirement Plan.

(5) Mr. Way was named President and Chief Operating Officer in September 1996 and retired effective January 1, 1999.

(6) Supplemental Executive Retirement Plan payout.

(7) Mr. Brown resigned effective August 9, 1999.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                                              POTENTIAL REALIZABLE
                                                                                                VALUE AT ASSUMED
                                                                                                 ANNUAL RATE OF
                                                                                            STOCK PRICE APPRECIATION
                                                                                               FOR OPTION TERM(2)
                                                                                            ------------------------
                                                   INDIVIDUAL GRANTS                            5%           10%
                                --------------------------------------------------------    ----------    ----------
                                              % OF TOTAL                                    AGGREGATE     AGGREGATE
                                NUMBER OF      OPTIONS                                      POTENTIAL     POTENTIAL
                                 OPTIONS      GRANTED TO    EXERCISE PRICE    EXPIRATION    REALIZABLE    REALIZABLE
            NAME                GRANTED(1)    EMPLOYEES      (PER SHARE)         DATE         VALUE         VALUE
            ----                ----------    ----------    --------------    ----------    ----------    ----------
Frederick J. Rocchio,
  Jr. ......................     400,000         42.0%        $    1.50       11/18/2003..   $165,769      $366,306
Thomas A. Gildehaus(3)......       2,500          0.3%        $ 0.90625       2/18/2009..    $  1,425      $  3,611
Richard D. Way..............           0          0.0%               --               --     $     --      $     --
Michael S. Venie............      20,000          2.1%        $    1.94       9/24/2003..    $ 10,720      $ 23,688
                                  50,000          5.2%        $1.078125       5/11/2009..    $ 33,901      $ 85,913
Birchel S. Brown(4).........      25,000          2.6%        $    1.94       11/9/1999..    $  2,425      $  4,850
                                  50,000          5.2%        $1.078125       11/9/1999..    $  2,695      $  5,391
Thomas M. Vercillo..........      12,000          1.3%        $    1.94       9/24/2003..    $  6,432      $ 14,213
                                  40,000          4.2%        $1.078125       5/11/2009..    $ 27,121      $ 68,730
Andrew R. Moore.............      20,000          2.1%        $    1.94       9/24/2003..    $ 10,720      $ 23,688
                                  40,000          4.2%        $1.078125       5/11/2009..    $ 27,121      $ 68,730

-------------------------
(1) With the exception of shares granted to Mr. Gildehaus, 25% of the options become vested and exercisable upon the grant date, September 24, 1998 and May 11, 1999, respectively and 25% vest on each of the next three anniversaries of that date, commencing one year after the date of grant, subject to acceleration in the event of a "change in control" of the Company (defined the same as in the agreements described below under the heading "Change in Control Agreements"). All 2,500 shares granted to Mr. Gildehaus became exercisable on August 18, 1999.

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

(3) The grant of options to Mr. Gildehaus, who retired effective November 9, 1999 as CEO and President of the Company, were made pursuant to the 1998 Non-Employee Directors Stock Option Plan for his continuing contributions as a director of the Company. These options have not been included in the total number of options granted to employees for purposes of calculating the percentage granted to each named officer.

(4) Mr. Brown resigned effective August 9, 1999 and pursuant to the option plans such options expire 90 days from date of resignation.

  OPTION EXERCISES AND FISCAL YEAR END VALUES FOR THE YEAR ENDED JULY 31, 1999

                                   SHARES                     NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                                 ACQUIRED ON     VALUE           OPTIONS/SARS AT          IN-THE-MONEY OPTIONS/SARS
                                  EXERCISE      REALIZED           FY-END (#)                   AT FY-END ($)
            NAME                     (#)          ($)       EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE(1)
            ----                 -----------    --------    -------------------------    ----------------------------
Frederick J. Rocchio, Jr. ...         0            0             100,000/300,000                     0/0
Thomas A. Gildehaus..........         0            0                     2,500/0                     0/0
Richard D. Way...............         0            0                    37,500/0                     0/0
Michael S. Venie.............         0            0               47,500/82,500                     0/0
Birchel S. Brown.............         0            0               30,250/67,750                     0/0
Thomas M. Vercillo...........         0            0               62,250/48,250                     0/0
Andrew R. Moore..............         0            0               26,750/56,750                     0/0

-------------------------
(1) The closing price of the Common Stock on July 31, 1999 was $0.813.

DIRECTOR COMPENSATION

     Pursuant to the Company's Director Stock Option Plan, directors who are not employees of the Company or affiliates of KNSW Acquisition Company, L.P. ("KNSW"), receive 2,500 Options on an annual basis during their tenure as directors and are paid a quarterly fee of $5,000. During the fiscal year ended July 31, 1999, Messrs. Andrews, Frazier, Gaskins, Gildehaus and Gore each received 2,500 options to purchase shares of Common Stock at $0.90625 per share.

EMPLOYMENT AGREEMENT

     On October 22, 1998, the Company, upon Compensation Committee and Board of Director approval, entered into an employment agreement with Frederick J. Rocchio, Jr. in connection with his becoming employed by the Company as President and Chief Executive Officer. At that time, the Company granted options to Mr. Rocchio as described above under the heading "Options/SAR Grants in Last Fiscal Year". The employment agreement provides for a minimum base salary of $350,000 per year, participation in the Company's annual short term incentive plan, with a guaranteed bonus of $50,000 during the first fiscal year, and in the Company's non-qualified Supplemental Executive Retirement Plan, life insurance, disability income policy and other typical Company benefit programs. The employment agreement also includes a $100,000 sign-on bonus and severance benefits in the event of termination for any reason other than "for cause" equal to one year of base compensation if termination occurs during the first year of employment and two years of base compensation thereafter.

CHANGE OF CONTROL AGREEMENTS

     The Company is party to agreements with Messrs. Rocchio, Moore, Vercillo, Venie, Brisson and Pisani, and until their resignations were party to agreements with Messrs. Way and Brown, which provide that in the event the Company terminates such executive's employment for a reason other than "cause" as defined in the agreement or the executive quits his employment with the Company for "good reason" as defined in the agreement, after a "change of control" of the Company, he will be entitled to receive payment for (i) up to twelve months of base salary, and (ii) bonus payout under any bonus plan or program covering the executive as of the change of control, prorated for that portion of the year prior to separation from service. In addition, during the period under (i) above, the Company will provide the executive with benefit plans and programs no less favorable than those in effect at any time during the 120 days prior to the change of control or to the extent more favorable, no less favorable than those provided to senior executives of similar capacity preceding or after the change of control.

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

     As of July 31, 1999 years of service for purposes of the plan with respect to the officers of the Company named in the Summary Compensation Table are as follows: Mr. Rocchio, 1 year; Mr. Venie, 4 years; Mr. Brown, 2 years; and Mr. Vercillo, 14 years and Mr. Moore 20 years. Upon Mr. Way's resignation from the Company, he was vested in the pension plan with 5 years of service. Mr. Gildehaus did not become vested in the pension plan prior to his resignation from the Company and was therefore not entitled to any benefits thereunder.

     The following table shows the projected annual pension benefits payable, under the pension plan at the normal retirement age of 65:

                         ANNUAL NORMAL PENSION BENEFITS
                         FOR YEARS OF SERVICE SHOWN (1)

                AVERAGE
                ANNUAL
                PENSION
               EARNINGS                    5 YEARS    10 YEARS    20 YEARS    30 YEARS    40 YEARS    50 YEARS
               --------                    -------    --------    --------    --------    --------    --------
$50,000................................    $2,888     $ 5,775     $11,550     $17,325     $23,625     $29,925
100,000................................     5,775      11,550      23,100      34,650      47,250      59,850
150,000................................     8,663      17,325      34,650      51,975      70,875      89,775
200,000................................     9,240      18,480      36,960      55,440      75,600      95,760
250,000................................     9,240      18,480      36,960      55,440      75,600      95,760
300,000................................     9,240      18,480      36,960      55,440      75,600      95,760
350,000................................     9,240      18,480      36,960      55,440      75,600      95,760
400,000................................     9,240      18,480      36,960      55,440      75,600      95,760

-------------------------
(1) Normal pension benefits are formula based and are not subject to a social security offset. With exceptions not applicable to any of the officers named in the above compensation table, Sections 401(a)(17) and 415 of the Internal Revenue Code limit the annual pension earnings that can be considered under the plan to $160,000 and the annual benefits to $125,000.

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

     As of July 31, 1999, the designated Plan participants consist of Frederick
J. Rocchio, Jr. and Michael S. Venie. The Company has estimated and reserved $116,000 to cover the benefits which the Plan participants are eligible to receive pursuant to the Plan. A lump sum payment of $106,372, $64,855 and $28,737 for Plan benefits was made to Thomas A. Gildehaus, Richard D. Way and other covered executives, respectively, upon their retirement from the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The table below sets forth certain information regarding beneficial ownership of Common Stock as of October 15, 1999, by each person or entity known to the Company who owns of record or beneficially five percent or more of the Common Stock and by each Named Officer and director and all executive officers and directors as a group.

                                                                                      PERCENTAGE OF
                                                                 NUMBER OF SHARES      OUTSTANDING
                            NAME                                OF COMMON STOCK(1)    COMMON STOCK
                            ----                                ------------------    -------------
KNSW Acquisition Company, L.P.(2)...........................        8,687,000             34.8%
Dimensional Fund Advisors, Inc.(3)..........................        1,419,500              5.7%
William F. Andrews..........................................           18,020                *
Birchel S. Brown (4)........................................           30,250                *
Darius W. Gaskins, Jr.......................................           20,500                *
Thomas A. Gildehaus.........................................           15,000                *
David L. Gore...............................................            5,400                *
James A. Kohlberg(5)........................................        8,687,000             34.8%
Christopher Lacovara(5).....................................        8,687,000             34.8%
Andrew R. Moore.............................................           48,024                *
Frederick J. Rocchio........................................          251,184              1.0%
Michael S. Venie............................................           67,500                *
Thomas M. Vercillo..........................................           73,638                *
Richard D. Way(6)...........................................           37,500                *
All executive officers and directors as a group (15
  persons)(5)...............................................        9,279,016             37.2%

-------------------------
 *  Less than 1%.

(1) Includes shares issuable pursuant to options which may be exercised within 60 days after October 15, 1999.

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

(3) As reported on a Schedule 13G dated February 11, 1999, filed with the Securities Exchange Commission ("the Commission") by Dimensional Fund Advisors, Inc. ("DFA"). According to such Schedule 13G, DFA has sole voting power and sole disputive power with respect to 1,419,500 shares. The address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(4) Mr. Brown resigned from the Company effective August 9, 1999 and is no longer an officer of the Company. The 30,250 shares subject to option will expire on November 9, 1999.

(5) Includes the 8,687,000 shares of Common Stock owned by KNSW. See Note 2.

(6) Mr. Way resigned from the Company effective January 1, 1999 and is no longer an officer of the Company. The 37,500 shares subject to option will expire on January 1, 2000.

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

         3. Exhibits

  EXHIBIT                                                         INCORPORATED BY REFERENCE
   NUMBER                     DESCRIPTION                             TO OTHER DOCUMENT
  -------                     -----------                         -------------------------
3               Articles of Incorporation and By-Laws
3.1             Second Amended and Restated Articles of    Filed herewith
                Incorporation of the Company dated as
                of August 12, 1992
3.2             First Amendment to the Second Amended      Registration Statement on Form S-1
                and Restate Articles of Incorporation      filed with the Commission on April 18,
                                                           1993, File No. 33-60764, Exhibit 3.2
3.3             Amended and Restated By-Laws of the        Registration Statement on Form S-8
                Company                                    filed with the Commission on May 24,
                                                           1999, File No. 333-79143, Exhibit 4.3
4               Instruments Defining the Rights of
                Security Holders, Including Indentures
4.1             Amended and Restated Credit Agreement      Annual Report on Form 10-K filed for
                (the "Credit Agreement") dated as of       the fiscal year ended July 31, 1997,
                August 16, 1988 As Amended and Restated    File No. 0- 21556, Exhibit 4.1
                as of April 30, 1996
4.2             First Amendment to the Credit              Annual Report on Form 10-K filed for
                Agreement, effective July 31, 1997         the fiscal year ended July 31, 1997,
                                                           File No. 0-21556, Exhibit 4.2
4.3             Form of Indenture dated as of 1993,        Registration Statement on Form S-1
                between the Company and Continental        filed with the Commission on April 15,
                Bank, National Association, as Trustee     1993 File No. 33-60766, Exhibit 4.38
                (including form of Senior Note)
4.4             Second Amendment to Credit Agreement       Quarterly report on Form 10-Q filed
                effective April 23, 1999                   with the Commission on June 14, 1999,
                                                           File No. 0-21556, Exhibit 4.1
4.5             Loan and Security Agreement effective      Filed herewith
                October 5, 1999
10              Material Contracts
10.1            Employment Agreement between Frederick     Filed herewith
                J. Rocchio, Jr., and the Company dated
                as of October 22, 1998
10.2            Form of Indemnification Agreements         Annual Report on Form 10-K for the
                between the Company and each of its        fiscal year ended July 31, 1997, File
                directors and officers serving at any      No. 0-21556, Exhibit 10.2
                time after January 31, 1997
10.3            Northwestern Steel and Wire Company        Filed herewith
                Management Stock Option Plan effective
                August 12, 1992
10.4            Fee Agreement dated as of August 12,       Filed herewith
                1992 between the Company and Kohlberg
10.5            1994 Long Term Incentive Plan              Registration Statement on Form S-8 and
                                                           Form S-3, No. 33-53471, Exhibit 4(d)
10.6            1994 Director Stock Option Plan            Registration Statement on Form S-8 and
                                                           Form S-3, No. 33-53471, Exhibit 4(e)

  EXHIBIT                                                         INCORPORATED BY REFERENCE
   NUMBER                     DESCRIPTION                             TO OTHER DOCUMENT
  -------                     -----------                         -------------------------
10.7            Employee Stock Purchase and Option Plan    Registration Statement on Form S-8
                                                           filed with the Commission December 28,
                                                           1992, File No. 33-56412, Exhibit 4.3
10.8            Form of Termination of Control             Annual Report on Form 10-K for the
                Agreement between the Company and named    fiscal year ended July 31, 1997, File
                executives                                 No. 0-21556, Exhibit 10.10
10.9            Form of Supplemental Executive             Annual Report on Form 10-K for the
                Retirement Plan for Covered Executives     fiscal year ended July 31, 1997, File
                                                           No. 0-21556, Exhibit 10.11
10.10           Northwestern Steel and Wire Company        Registration statement on Form S-8
                1998 Non-Employee Directors' Stock         filed with the Commission May 24, 1999,
                Option Plan                                File No. 333-79179, Exhibit 4.5
10.11           Northwestern Steel and Wire Company        Registration statement on Form S-8
                Employee Incentive Compensation Plan       filed with the Commission May 24, 1999,
                                                           File No. 333-79179, Exhibit 4.4
21              Subsidiaries of the Registrant
21.1            The Company has three subsidiaries:
                Northwestern Steel and Wire Company
                (formerly H/N Steel Company, Inc.), a
                Texas corporation, Northwestern Steel
                and Wire Company, a Delaware
                corporation, and Northwestern Steel and
                Wire Company -- Kentucky, a Delaware
                corporation
23              Consent of Experts and Counsel
23.1            Consent of Independent Accountants         Filed herewith
                dated October 26, 1999
27              Financial Data Schedule
27.1            Financial Data Schedule                    Filed herewith

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of October 1999.

                                          NORTHWESTERN STEEL AND WIRE
                                          COMPANY

                                          By:    /s/ THOMAS M. VERCILLO
                                            ------------------------------------
                                            Thomas M. Vercillo
                                            Vice President -- Finance, Chief
                                            Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 15th day of October, 1999.

                                   SIGNATURES

                           /s/ WILLIAM F. ANDREWS
---------------------------------------------------
William F. Andrews
Chairman of the Board and Director

                        /s/ FREDERICK J. ROCCHIO, JR.
---------------------------------------------------
Frederick J. Rocchio, Jr.
President, Chief Executive Officer and Director

                         /s/ DARIUS W. GASKINS, JR.
---------------------------------------------------
Darius W. Gaskin, Jr.
Director
                           /s/ THOMAS A. GILDEHAUS
---------------------------------------------------
Thomas A. Gildehaus
Director

                              /s/ DAVID L. GORE
---------------------------------------------------
David L. Gore
Director

                            /s/ JAMES A. KOHLBERG
---------------------------------------------------
James A. Kohlberg
Director

                          /s/ CHRISTOPHER LACOVARA
---------------------------------------------------
Christopher Lacovara
Director

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    3.1        Second Amended and Restated Articles of Incorporation of the
               Company dated as of August 12, 1992

    4.5        Loan and Security Agreement effective October 5, 1999

   10.1 Employment Agreement between Frederick J. Rocchio, Jr., and the Company dated October 22, 1998

   10.3        Northwestern Steel and Wire Company Management Stock Option
               Plan effective August 12, 1992

   10.4        Fee Agreement dated as of August 12, 1992 between the
               Company and Kohlberg

   23.1        Consent of Independent Accountants

   27.1        Financial Data Schedule