Form 10-Q
period 1999-10-31
NORTHWESTERN STEEL & WIRE CO
filed 1999-12-15
CIK 73093

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarterly period ended October 31, 1999

                                       or

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

Number of shares of common stock outstanding as of December 14, 1999:

         Common Stock 24,905,424 shares
         (includes 420,601 treasury shares)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements



                       NORTHWESTERN STEEL AND WIRE COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                         October 31,
                                                -----------------------------------
                                                    1999          1998
                                                         (Unaudited)
                                                (in thousands of dollars except per
                                                  share data and tonnage data)
Net sales                                          $  87,131    $ 113,516
                                                   ---------    ---------

Cost and operating expenses:
     Cost of goods sold (excluding depreciation)      86,545      100,448
     Depreciation                                      3,264        3,744
     Selling and administrative                        3,408        2,466
     Non-recurring item                                 --         41,597
                                                   ---------    ---------
        Total cost and operating expenses             93,217      148,255
                                                   ---------    ---------

Operating loss                                        (6,086)     (34,739)
                                                   ---------    ---------

Other income and expenses:
     Interest expense                                  3,308        3,226
     Interest and other income                        (1,282)        (417)
                                                   ---------    ---------
        Total other income and expenses                2,026        2,809
                                                   ---------    ---------

Loss before income taxes                              (8,112)     (37,548)
Benefit for income taxes                                --        (12,980)
                                                   ---------    ---------

Net loss                                           $  (8,112)   $ (24,568)
                                                   =========    =========


Basic net loss per share                           $   (0.33)   $   (1.00)
                                                   =========    =========


Net tons shipped                                     284,493      295,059
                                                   =========    =========



                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                       NORTHWESTERN STEEL AND WIRE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands of dollars except share data)


                                                                      October 31,    July 31,
                                                                         1999          1999
                                                                      -----------   ----------
                                                ASSETS
CURRENT ASSETS                                                                (Unaudited)
  Cash and cash equivalents                                            $  10,356    $  39,415
  Receivables, less allowance of $420                                     34,252       29,585
  Income tax receivable                                                    4,806        4,806
  Other assets                                                             2,964        3,967
                                                                       ---------    ---------
                                                                          52,378       77,773
                                                                       ---------    ---------
   Inventories, at lower of cost or market:
     Finished products                                                    24,082       25,169
     Semi-finished products                                               23,894       16,268
     Raw materials and supplies                                            7,299       10,048
                                                                       ---------    ---------
                                                                          55,275       51,485
                                                                       ---------    ---------
          Total current assets                                           107,653      129,258
                                                                       ---------    ---------

PLANT AND EQUIPMENT, at cost                                             302,083      295,187
   Accumulated depreciation                                              176,442      173,175
                                                                       ---------    ---------
   Net plant and equipment                                               125,641      122,012
                                                                       ---------    ---------

RESTRICTED CASH                                                             --          2,060
DEFERRED INCOME TAXES                                                     47,585       47,585
DEFERRED FINANCING COST                                                    1,505          869
OTHER ASSETS                                                              20,437       16,625
                                                                       ---------    ---------

          Total assets                                                 $ 302,821    $ 318,409
                                                                       =========    =========


                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                    $  26,121    $  17,482
   Accrued expenses                                                       29,935       27,064
   Current portion of long term debt                                         609       20,209
                                                                       ---------    ---------
           Total current liabilities                                      56,665       64,755

LONG TERM DEBT                                                           115,626      115,628
OTHER LONG TERM LIABILITIES                                               91,816       91,200
                                                                       ---------    ---------
           Total liabilities                                             264,107      271,583
                                                                       ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, par value $1 per share:
      - Authorized - 1,000,000 shares
      - Issued - none                                                       --           --
    Common stock, par value $.01 per share:
      - Authorized - 75,000,000 shares
      - Issued - 24,905,424 shares                                       123,973      123,973
    Retained deficit                                                     (79,934)     (71,822)
    Treasury shares, at cost; 420,601 shares                              (5,325)      (5,325)
                                                                       ---------    ---------
            Total shareholders' equity                                    38,714       46,826
                                                                       ---------    ---------
            Total liabilities and shareholders' equity                 $ 302,821    $ 318,409
                                                                       =========    =========


                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                       NORTHWESTERN STEEL AND WIRE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        For the Three Months Ended
                                                                               October 31,
                                                                        --------------------------
                                                                           1999           1998
                                                                        ----------    ------------
                                                                               (Unaudited)
                                                                          (In thousands of dollars)
Cash Flows From Operations:
     Net loss                                                             $ (8,112)   $(24,568)
     Depreciation                                                            3,264       3,744
     Non-recurring item                                                       --        41,597
     Gain on sale of plant and equipment                                      (995)       --
     Amortization of deferred financing costs and debt discount                279         331
     Deferred income tax benefit                                              --       (13,680)
     (Increase) decrease in receivables                                     (4,667)      6,735
     Increase in inventories                                                (3,790)     (5,660)
     Decrease (increase) in other current assets                             1,003     (11,344)
     (Increase) other long term assets                                      (3,812)
     Increase (decrease) in accounts payable and accrued expenses           11,510     (20,159)
     Increase in other long term liabilities                                   616         449
                                                                          --------    --------
Net cash used in operations                                                 (4,704)    (22,555)
                                                                          --------    --------

Cash Flows From Investing Activities:
     Capital expenditures                                                   (8,093)     (3,198)
     Proceeds from sale of plant and equipment                               2,195        --
     Decrease in restricted cash                                             2,060
                                                                          --------    --------
Net cash used in investing activities                                       (3,838)     (3,198)
                                                                          --------    --------

Cash Flows From Financing Activities:
     Payments of long term debt                                            (19,626)        (25)
     Payments for deferred financing fees                                     (891)
                                                                          --------    --------
Net cash used in financing activities                                      (20,517)        (25)
                                                                          --------    --------

     Decrease in cash and cash equivalents                                 (29,059)    (25,778)

Cash and Cash Equivalents:
     Beginning of period                                                    39,415      36,930
                                                                          --------    --------
     End of period                                                        $ 10,356    $ 11,152
                                                                          ========    ========




Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
     Interest                                                             $    189    $    214
     Income taxes                                                             --          --


                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                       NORTHWESTERN STEEL AND WIRE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts are in thousands except share data)


1. These consolidated financial statements included herein should be read together with the fiscal 1999 audited financial statements and notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. The Consolidated Financial Statements for the three month periods ended October 31, 1999 and 1998 have not been audited. However, the Company believes the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature, except those noted below.

3. Basic net loss per share amounts, as presented on the Consolidated Statements of Operations, are based on the weighted average actual shares outstanding of 24,484,823 for the three months ended October 31, 1999 and 1998. Only basic net loss per share was presented for all periods since the impact for options issued pursuant to the various Company stock option plans is anti-dilutive.

4. An income tax provision or benefit is recorded by estimating the annual effective income tax rate and applying that rate to pretax income or loss. No tax benefit was recorded for the three months ended October 31, 1999. The Company will continue to reassess its tax situation in light of its current operating results and the senior note exchange more fully described in Note 7. The effective income tax rate was approximately 35% for the three months ended October 31, 1998. The rate approximates the combined Federal and State statutory rates for all periods.

5. During the first quarter of fiscal 1999, the Company announced the closure of its unprofitable wire fabricating operation. As a result, the Company recorded a one-time, non-recurring pre-tax charge of approximately $41,600. The charge was primarily non-cash and included the write-down to estimated fair market value of the facility and equipment related to the wire operations, closure costs, and employee termination expenses for approximately 300 employees. The last affected production departments ceased operations in November 1998 and shipments ceased in March 1999. In the third quarter of fiscal year 1999, the non-recurring charge was reduced by approximately $2,700 for employee termination expenses that were less than originally estimated. In the fourth quarter of fiscal year 1999, the non-recurring charge was again reduced by approximately $1,700, primarily for the sale of wire equipment in excess of previously estimated market values. At October 31, 1999 the Company has remaining reserves of approximately $2,047 of which $1,709 are for employee termination expenses, which are expected to be spent during the next one to three fiscal years.

6. The Company entered into a $65,000 credit facility (the "New Credit Facility") with Fleet Capital Corporation which was effective on October 5, 1999. The New Credit Facility has a three year term, maturing in September, 2002 and is expected to provide funds to support the Company's ongoing working capital needs. The New Credit Facility may be drawn upon up to an amount based upon a percentage of eligible accounts receivable, inventory, supplies and rolling stock (the "Borrowing Base"). Interest is payable monthly at a rate of prime plus 0.25% or, at the election of the Company, LIBOR plus 2.25%. Principal prepayments must be made with net cash proceeds resulting from sales of any Company assets, with some exceptions. The Borrowing Base as of October 31, 1999 was $60,367. Of that amount, the Company held approximately $10,300 in letters of credit to satisfy the funding requirements of its workers' compensation and landfill closure cost liabilities. In addition, the New Credit Facility requires that at all times the Company will maintain a minimum $5,000 of availability. Therefore as of October 31, 1999 there was approximately $45,000 available for the Company to borrow. There were no amounts outstanding under the New Credit Facility as of October 31, 1999. As a result of the New Credit Facility, on October 5, 1999, the Company repaid all amounts outstanding under its former credit agreement out of existing cash.

7. Since early calendar 1999, the Company has been attempting to finance its long-term strategic plan primarily consisting of the construction of a new, more efficient, low cost structural rolling mill. As yet the Company has not been able to obtain the necessary financing because of the poor operating results caused largely by imports and because of the deterioration in the credit markets which traditionally provide funding to steel companies. Consequently, the Company has decided to apply for a guaranty under the Emergency Steel Loan Guarantee Act of 1999 (the "Guarantee Act"). Under the Guarantee Act, domestic steel companies may apply for a United States government guarantee of up to 85% of the principal amount of a loan or loans of up to $250,000. According to the Guaranty Act regulations published on October 18, 1999, applications for guarantees under the Guarantee Act must be submitted to the United States Department of Commerce on or before January 31, 2000, and guarantees are anticipated to be awarded approximately six to eight weeks after the application deadline. In January, 2000 the Company anticipates filing a guarantee application that would allow it to raise approximately $170,000 in new senior debt. If the Company is able to obtain a guaranty under the Guarantee Act in an acceptable amount with acceptable terms, the Company intends to use the proceeds of the guaranteed loan to finance its long-term strategic plan.

    The Company is also in the process of trying to reduce its significant future debt service obligations which primarily consist of $115,000 of senior notes scheduled to be redeemed on June 15, 2001, and significant unfunded employee benefit obligations. The Company has reached an agreement in principle with the representatives of an unofficial committee of the senior noteholders that own approximately 73% of the principal amount of the notes. The agreement calls for the exchange of the outstanding notes for $52,500 in cash, common stock of the Company representing 70% of the issued and outstanding common stock on a fully diluted basis after the issuance, and 4 of the 7 directors seats on the Board of Directors. This offer is contingent upon 95% acceptance by the senior note holders, shareholder approval, and the Company's ability to obtain a guarantee under the Guarantee Act sufficient to finance the modernization project. If the financing is approved, but less than 95% of the holders of the senior notes accept the exchange offer, the Company may implement the exchange through a prepackaged Chapter 11 bankruptcy with the approval by one-half in number and two-thirds in value of the senior notes that actually vote on the plan. In anticipation of the Guarantee Act application, the Company has received "lock-up" letters from the majority of the representatives of the unofficial committee of the holders of the senior notes acknowledging their acceptance of the agreement and recommendation that the exchange be accepted by all senior noteholders. The implementation of the prepackaged bankruptcy options, if necessary, would be for the limited purpose of completing the exchange of the senior notes. The only parties whose rights will be affected by this option are the senior noteholders. All other creditors of the Company will be paid under normal terms or will otherwise be unaffected.

8. The Company is subject to a broad range of federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and/or hazardous wastes and the remediation of contamination associated with releases of hazardous substances. Primarily because the scrap melting process produces dust that contains low levels of lead and cadmium, the Company is classified, in the same manner as other similar steel mills in its industry, as a generator of hazardous waste.

   The Company has been cited by the U. S. Environmental Protection Agency ("USEPA") for alleged violations of the 1990 Clean Air Act ("CAA") and other requirements at its Sterling furnace operations. The Company has agreed to settle this claim pending final approval. The agreement, if approved, would require the Company to pay a civil penalty of approximately $600 and achieve and maintain compliance with the CAA through future capital expenditures that the Company anticipates to range between $8,000 and $10,000, of which at October 31, 1999, the Company has already spent approximately $7,300 Additionally, the Company would also undertake several Supplementary Environmental Projects that could total approximately $1,000 in capital expenditures.

   Based on continuing review of applicable regulatory requirements by the Company's internal environmental compliance manager and advice from independent consultants, the Company believes that it is currently in substantial compliance with applicable environmental requirements, except as noted in the Company's fiscal 1999 Annual Report on Form 10-K for Commitments and Contingencies.

9. The Company is currently a party of an OSHA complaint from August 1998 regarding potential overloading of a crane. The Company has taken corrective action and a hearing was held in November 1999 seeking a resolution of the complaint. The case has been resolved, resulting in a settlement of approximately $300 in fines payable over the next three fiscal years. As of October 31, 1999, this settlement has been fully reserved for in the financial statements.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended July 31, 1999 ("1999 10-K MD&A").

FORWARD LOOKING INFORMATION

   Except for historical information, matters discussed in this Item 2 contain forward-looking information and describe the Company's belief concerning future business and capital market conditions and outlook based on currently available information. The Company has identified these "forward-looking" statements by words such as "anticipates", "expects", "believes", "estimates", "could result" and " appears" and similar expressions. Risk and uncertainties which could cause actual results of performance to differ materially from these and expressed in these statements include the following: volumes of production and product shipments; changes in product mix and pricing; costs of scrap steel and other raw material inputs; changes in domestic manufacturing capacity; the level of non-residential construction; final approval of the restructuring agreement in principle with 95% of the holders of the senior notes and approval by the Company's stockholder; whether the Company can obtain a federal guarantee of debt in an acceptable amount with acceptable terms so that it can construct the New Mill as part of its strategic plan; overall economic growth in the United States; changes in legislative or regulatory requirements; and the level of imported products in the Company's markets. The Company assumes no obligation to update the information contained herein.

RESULTS OF OPERATIONS

   Net sales for the Company were $87.1 million on shipments of 284,493 net tons for the three months ended October 31, 1999, compared to $113.5 million on shipments of 295,059 net tons for the three months ended October 31, 1998. The Company recorded a net loss for the quarter of $8.1 million, or $.33 per share which included expenses of over $1.0 million, or $.04 per share of expenses associated with the anticipated new mill construction . In the first quarter of the prior year, the Company announced the exit from a significant portion of its wire business, resulting in a net loss for the quarter of $24.6 million, or $1.00 per share. Excluding the wire business exit costs, the Company earned $2.5 million, or $.10 per share.

   Tons shipped in the quarter decreased approximately 4% compared to the prior year period. During the first quarter of fiscal 1999, the Company continued to see record import levels of foreign steel in its rod markets. The import presence has significantly impacted product pricing for rods shipped during the three months ended October 31, 1999. The Company is party to a rod trade case filed with Federal Trade Commission on December 29, 1998 by the domestic steel rod producers. On May 12, 1999 the Commission ruled favorably for the domestic industry and sent the case into an injury investigation phase. Since May 12, 1999 the investigations have been completed and recommendations were sent to the President. His final decision was due on September 27, 1999, but as of December 15, 1999, the President has not responded. If the President responds in favor of the domestic producers, the Company anticipates a reduction in the level of imports and modest price increases. However, there can be no assurances that the President will respond favorably, and a negative response could lead to an increase in imports and further price deterioration.

   Cost of goods sold, excluding depreciation, as a percentage of net sales for the three-month period ended October 31, 1999 increased to 99.2% compared to the prior year at 88.5%. While the Company's facilities did operate near capacity during the quarter, pricing for the Company's rod and structurals products remained depressed. Pricing for structurals for the quarter ended October 31, 1999 was down approximately 19% from the same period of the prior year. However, an announced price increase effective late in the first quarter and additional announced increases effective at varying times in the second fiscal quarter, are expected to significantly improve the Company's operating margins. The Company currently estimates that approximately one-half of the 19% decline in structural selling from the prior year quarter should be recaptured by the end of the second quarter of fiscal 2000. In future periods the cost of goods sold to net sales percentage is expected to decrease as announced structural price increases are realized.

   Depreciation expense decreased almost 13% from $3.7 million in the first quarter of fiscal 1998 to $3.3 million in the current year's first quarter. This decrease was due primarily to the write-off of certain fabricated wire producing assets at the end of the first fiscal quarter in October 1998 related to the closure of a significant portion of the wire products business and overall reduced capital expenditures in recent years.

   For the quarter ended October 31, 1999, selling and administrative expense was $3.3 million compared to $2.5 million in the prior fiscal year period. The increase is due primarily to increased professional fees related to the efforts by the Company to restructure its existing $115 million debt.

   Interest expense was $3.3 million for the quarter ended October 31, 1999 compared to $3.2 million in the prior fiscal year period.

   Interest and other income for the quarter ended October 31, 1999 was $1.3 million compared to $.4 million for the prior year, primarily due to asset sales for idled equipment.

   No tax benefit was recorded for the three months ended October 31, 1999. The Company will continue to reassess its tax situation in light of its current operating results and the senior note exchange more fully described in Note 7. This compared to a benefit for income taxes of $13.0 million for same period of the prior year due primarily to the pre-tax losses generated by the costs to exit a significant portion of its wire business. The Company anticipates that it will pay very little in cash taxes during fiscal 2000 due to the loss resulting from operations and the exit of a significant portion of its wire operations in fiscal 1999.

   During the first quarter of fiscal 1999, the Company announced the closure of its unprofitable wire fabricating operation. As a result, the Company recorded a one-time, non-recurring pre-tax charge of approximately $41,600. The charge was primarily non-cash and included the write-down to estimated fair market value of the facility and equipment related to the wire operations, closure costs, and employee termination expenses for approximately 300 employees. The last affected production departments ceased operations in November 1998 and shipments ceased in March 1999. In the third quarter of fiscal year 1999, the non-recurring charge was reduced by approximately $2,700 for employee termination expenses that were less than originally estimated. In the fourth quarter of fiscal year 1999, the non-recurring charge was again reduced by approximately $1,700, primarily for the sale of wire equipment in excess of previously estimated market values. At October 31, 1999 the Company has remaining reserves of approximately $2,047 for unpaid employee termination expenses, which are expected to be spent during the next one to three fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

   GENERAL Funds for the Company's operational needs have been provided from internally generated cash. As of October 31, 1999, total liquidity, comprising cash, cash equivalents and funds available under the Company's credit facility, was $58.4 million compared to $39.4 million at July 31, 1999. The Company used cash in operations of $4.7 million in the first quarter of fiscal 1999 compared to operations using cash of $22.6 million in the prior year period. The decrease is largely attributable to decreased operating losses and improved management of invested working capital.

   Net cash used in investing activities amounted to $3.8 million in the first quarter of fiscal 2000 compared to $3.2 million in the prior year period. The Company has begun spending on engineering for its new structural rolling mill and anticipates completion of an approved project to replace its two existing electric furnaces with one new high efficiency furnace scheduled to be installed by the end of the second fiscal quarter of fiscal 2000.

   Net cash used in financing activities for the three months ended October 31, 1999 was $20.5 million. This was significantly higher than the prior year quarter due to the payment by the Company of $19.6 million to settle the outstanding balance under its old revolving credit facility.

   The Company also has entered into a $65,000 credit facility with Fleet Capital Corporation which was effective on October 5, 1999. The New Credit Facility has a three year term, maturing in September, 2002 and allowed the Company to repay amounts owed under its former credit facility out of existing cash, in addition to providing funds for its ongoing working capital needs. The New Credit Facility may be drawn upon up to an amount based upon a percentage of eligible accounts receivable, inventory, supplies and rolling stock (the "Borrowing Base"). Interest is payable monthly at a rate of prime plus 0.25% or, at the election of the Company, LIBOR plus 2.25%. Principal prepayments must be made with net cash proceeds resulting from sales of any Company assets, with some exceptions. The Borrowing Base as of October 31, 1999 was $60,367 and there was approximately $45,000 available for the Company to borrow.

   The loan documents evidencing the New Credit Facility are designed to accommodate the Company's current strategic plan, including the financing of the New Mill and the exchange offer to the senior note holders. The documents contain restrictions on the Company's activities outside of the strategic plan. These restrictions include, among other things, a restriction on capital expenditures and the ability to acquire additional debt as well as limitations on liens, guaranties, dividends and other distribution. Additionally, the Company must, at all times, have a Borrowing Base evidencing excess availability of at least $5,000; however, the documents do not contain any other financial or liquidity ratios or tests that must be monitored. Currently, repayment of the New Credit Facility is secured by a first priority lien on all real and personal property owned by the Company.

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

   The Company has significant future debt service obligations, primarily consisting of $115.0 million of senior notes scheduled to be redeemed on June 15, 2001, and significant unfunded employee benefit obligations. The Company has reached an agreement in principle with the representatives of an unofficial committee of senior noteholders that own approximately 73% of the principal amount of the notes. The agreement calls for the exchange of the outstanding notes for $52.5 million in cash, common stock of the Company representing 70% of the issued and outstanding common stock on a fully diluted basis after the issuance, and 4 of the 7 directors seats on the Board of Directors. The offer is contingent upon 95% acceptance by the senior note holders, shareholder approval, and the Company's ability to obtain a guarantee under the Guarantee Act sufficient to finance the modernization project. If the financing is approved, but less than 95% of the holders of the senior notes accept the exchange offer, the Company may implement the exchange through a prepackaged Chapter 11 bankruptcy with the approval by one-half in number and two-thirds in value of the senior notes that actually vote on the plan. In anticipation of the Guarantee Act application, the Company has received "lock-up" letters from the majority of the representatives of the unofficial committee of the holders of the senior notes acknowledging their acceptance of the agreement and recommendation that the exchange be accepted by all senior noteholders. The implementation of the prepackaged bankruptcy options, if necessary, would be for the limited purpose of completing the exchange of the senior notes. The only parties whose rights will be affected by this option are the senior noteholders. All other creditors of the Company will be paid under normal terms or will otherwise be unaffected.


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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 9 in the Notes to the Consolidated Financial Statements.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K. On September 30, 1999 a Form 8-K was filed by the Company stating that the Company has announced that as part of its strategic plan to build a new structural rolling mill in Sterling, Illinois, it has reached an agreement in principle with the unofficial committee of the holders of its 9-1/2% Senior Notes to restructure the $115 million of outstanding debt represented by the notes.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NORTHWESTERN STEEL AND WIRE COMPANY



                                            By  /s/ T. M. Vercillo
                                               ---------------------------------
                                               Thomas M. Vercillo
                                               Vice President and Chief
                                               Financial Officer
                                               (Principal Financial Officer)


December 16, 1999