Form 10-Q
period 2000-01-31
NORTHWESTERN STEEL & WIRE CO
filed 2000-03-15
CIK 73093

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2000

                       or

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

Number of shares of common stock outstanding as of March 10, 2000:

    Common Stock 24,905,424 shares
    (includes 420,601 treasury shares)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       NORTHWESTERN STEEL AND WIRE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended          Six Months Ended
                                                        January 31,                January 31,
                                                 -------------------------   ----------------------
                                                     2000          1999         2000         1999
                                                                      (Unaudited)
                                           (in thousands of dollars except per share data and tonnage data)


Net sales                                          $  90,179    $  76,969    $ 177,310    $ 190,485
                                                   ---------    ---------    ---------    ---------

Cost and operating expenses:
     Cost of goods sold (excluding depreciation)      89,702       76,004      176,246      178,966
     Depreciation                                      3,319        3,638        6,583        7,382
     Selling and administrative                        3,202        2,892        6,611        5,358
     Non-recurring item                                 --           --           --         39,083
                                                   ---------    ---------    ---------    ---------
        Total cost and operating expenses             96,223       82,534      189,440      230,789
                                                   ---------    ---------    ---------    ---------

Operating loss                                        (6,044)      (5,565)     (12,130)     (40,304)
                                                   ---------    ---------    ---------    ---------

Other income and expenses:
     Interest expense                                  3,273        3,195        6,581        6,421
     Interest and other income                          (153)        (205)      (1,435)        (622)
                                                   ---------    ---------    ---------    ---------
        Total other income and expenses                3,120        2,990        5,146        5,799
                                                   ---------    ---------    ---------    ---------

Loss before income taxes                              (9,164)      (8,555)     (17,276)     (46,103)
Benefit for income taxes                                --         (3,337)        --        (16,317)
                                                   ---------    ---------    ---------    ---------

Net loss                                           $  (9,164)   $  (5,218)   $ (17,276)   $ (29,786)
                                                   =========    =========    =========    =========


Basic net loss per share                           $   (0.37)   $   (0.21)   $   (0.70)   $   (1.21)
                                                   =========    =========    =========    =========


Net tons shipped                                     277,730      223,526      562,222      518,585
                                                   =========    =========    =========    =========



                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                       NORTHWESTERN STEEL AND WIRE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands of dollars except share data)

                                                        January 31,   July 31,
                                                            2000        1999
                                                         ---------    ---------
                                ASSETS
CURRENT ASSETS                                                 (Unaudited)

  Cash and cash equivalents                              $     590    $  39,415
  Receivables, less allowance of $691 respectively          32,047       29,585
  Income tax receivable                                      4,806        4,806
  Other assets                                               3,304        3,967
                                                         ---------    ---------
                                                            40,747       77,773
                                                         ---------    ---------
   Inventories, at lower of cost or market:
     Finished products                                      23,882       25,169
     Semi-finished products                                 21,300       16,268
     Raw materials and supplies                             11,714       10,048
                                                         ---------    ---------
                                                            56,896       51,485
                                                         ---------    ---------
          Total current assets                              97,643      129,258
                                                         ---------    ---------

PLANT AND EQUIPMENT, at cost                               318,019      295,187
   Accumulated depreciation                                179,760      173,175
                                                         ---------    ---------
   Net plant and equipment                                 138,259      122,012
                                                         ---------    ---------

RESTRICTED CASH                                               --          2,060
DEFERRED INCOME TAXES                                       47,585       47,585
DEFERRED FINANCING COST                                      1,337          869
OTHER ASSETS                                                21,573       16,625
                                                         ---------    ---------
          Total assets                                   $ 306,397    $ 318,409
                                                         =========    =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                      $  28,006    $  17,482
   Accrued expenses                                         27,475       27,064
   Current portion of long term debt                           354       20,209
                                                         ---------    ---------
           Total current liabilities                        55,835       64,755

LONG TERM DEBT                                             128,734      115,628
OTHER LONG TERM LIABILITIES                                 92,279       91,200
                                                         ---------    ---------
           Total liabilities                               276,848      271,583
                                                         ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, par value $1 per share:
      - Authorized - 1,000,000 shares
      - Issued - none                                         --           --
    Common stock, par value $.01 per share:
      - Authorized - 75,000,000 shares
      - Issued - 24,905,424 shares                         123,973      123,973
    Retained (deficit)                                     (89,099)     (71,822)
    Treasury shares, at cost; 420,601shares                 (5,325)      (5,325)
                                                         ---------    ---------
            Total shareholders' equity                      29,549       46,826
                                                         ---------    ---------

            Total liabilities and shareholders' equity   $ 306,397    $ 318,409
                                                         =========    =========



             The accompanying notes are an integral part of the unaudited consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For the Six Months Ended
                                                                        January 31,
                                                                  ------------------------
                                                                      2000        1999
                                                                   ---------    ---------
                                                                        (Unaudited)
                                                                  (In thousands of dollars)

Cash Flows From Operations:
     Net loss                                                       $(17,276)   $(29,786)
     Depreciation                                                      6,583       7,382
     Non-recurring item                                                 --        39,083
     Gain on sale of plant and equipment                                (995)       --
     Amortization of deferred financing costs and debt discount          403         706
     Deferred income tax                                                --       (16,317)
    (Increase) decrease in receivables                                (2,462)     24,364
    (Increase) decrease in inventories                                (5,411)     15,499
     Decrease (increase) in other current assets                         663      (1,704)
     Increase in other assets                                         (4,948)    (11,849)
     Increase (decrease) in accounts payable and accrued expenses      7,735     (39,103)
     Increase (decrease) increase in other long term liabilities       1,079      (1,369)
                                                                    --------    --------
Net cash used in operations                                          (14,630)    (13,094)
                                                                    --------    --------

Cash Flows From Investing Activities:
     Capital expenditures                                            (24,031)     (6,807)
      Proceeds from sale of plant and equipment                        2,195        --
      Decrease in restricted cash                                      2,060        --
                                                                    --------    --------
Net cash used in investing activities                                (19,776)     (6,807)
                                                                    --------    --------

Cash Flows From Financing Activities:
     Payments of long-term debt                                      (26,789)       --
     Payments for deferred financing fees                               (821)       (306)
     Proceeds from issuance of long term debt and revolver loans      19,991        --
     Increase in cash overdraft                                        3,200        --
                                                                    --------    --------
Net cash used in financing activities                                 (4,419)       (306)
                                                                    --------    --------

     Decrease in cash and cash equivalents                           (38,825)    (20,207)

Cash and Cash Equivalents:
     Beginning of period                                              39,415      36,930
                                                                    --------    --------
     End of period                                                  $    590    $ 16,723
                                                                    ========    ========



Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
     Interest                                                       $  5,415    $  5,789
     Income taxes                                                       --         3,660



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

2. The Consolidated Financial Statements for the three and six month periods ended January 31, 1999 and 2000 have not been audited. However, the Company believes the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature, except those noted below.

3. Basic net loss per share amounts, as presented on the Consolidated Statements of Operations, are based on the weighted average actual shares outstanding of 24,484,823 for the three and six months ended January 31, 2000 and 1999. Only basic net loss per share was presented for all periods since the impact for options issued pursuant to the various Company stock option plans is anti-dilutive.

4. An income tax provision or benefit is recorded by estimating the annual effective income tax rate and applying that rate to pretax income or loss. No tax benefit was recorded for the three and six months ended January 31, 2000. The Company will continue to reassess its tax situation in light of its current operating results and the senior note exchange more fully described in Note 7. The effective income tax rate was approximately 39% and 35% for the three and six months ended January 31, 1999 respectively. The rates approximate the combined Federal and State statutory rates for these periods.

5. During the first quarter of fiscal 1999, the Company announced the closure of its unprofitable wire fabricating operation. As a result, the company recorded a one-time, non-recurring pre-tax charge of approximately $41,600. The charge was primarily non-cash and included the write-down to estimated fair market value of the facility and equipment related to the wire operations, closure costs, and employee termination expenses for approximately 330 people as follows:

     Asset impairment                          $ 3,889
     Inventory write-down                        2,514
     Employee termination expense,
       including pension and post-retirement
       impacts                                  33,100
     Other                                       2,094
                                               -------

                                               $41,597
                                               =======

     The last affected production departments ceased operations in November 1998 and shipments ceased in March 1999.

     As of the closure of the wire fabricating operations, approximately $9,900 in related fixed assets were identified by the Company. A significant amount of the identified fixed assets were reconfigured to be utilized in the Company's on-going operations. The asset impairment charge for the wire operations includes primarily machinery and equipment utilized in the wire operations that cannot be utilized elsewhere in the Company's on-going production process. The net book value of the impaired fixed assets was $4,100. Due to the age of these wire fabricating fixed assets, the Company did not believe it was likely that they would recover a significant portion of the remaining net book value. In the fourth quarter of 1999, the Company amended their original asset impairment estimate based on actual proceeds received on the sale of the wire operations fixed assets of $1,900. This reduced the non-recurring charge by $1,700.

     The Company attempted to utilize as much of the raw materials in the wire facility as possible during the wind-down of operations as the materials are not utilized elsewhere in the company's production process. As a result, a significant amount of finished goods inventory beyond the normal capacity requirements existed. The Company began to "fire sale" the finished goods inventory to reduce the remaining balance and has estimated the write-down based upon discussions with third parties regarding the current market price third parties are willing to pay given the current situation.

     The closure of the wire mill resulted in the termination or retirement of employees, consisting primarily of hourly wire mill workers covered under the Company's current collective bargaining agreement with the Company's union as well as certain salary administrative personnel affiliated with the wire mill. The employee termination charge consists of a pension curtailment charge, a post-retirement curtailment charge, special termination benefits required pursuant to the existing collective bargaining agreement, severance, vacation pay and WARN pay. Approximately 100 hourly employees included in the original estimate of terminations were able to find employment elsewhere within the Company's steel operations, resulting in lower employee termination expense than originally estimated (primarily WARN pay, severance and vacation pay). Approximately 150 employees elected the retirement option (as opposed to approximately 135 included in the original estimate) pursuant to the collective bargaining agreement resulting in higher employee retirements than originally estimated. The net impact of lower employee terminations and higher employee retirements resulted in the Company reducing its employee termination charge by approximately $2,700 in the third quarter of fiscal 1999. As of January 31, 2000, the Company has remaining reserves of approximately $1,800 for unpaid employee termination expenses, which are expected to be spent during the next one to three fiscal years. The number of employees terminated through January 31, 2000 was 226.

     The "Other" charge associated with the closure of the wire fabricating operation includes the write-off of wire mill deferred expenses as of the closure date and an estimate of expenses related to the clean up of the facility. As of January 31, 2000, approximately $320 of the "Other" charge remains and is expected to be expended in fiscal 2000.

     The estimated annual revenue and net operating losses related to the wire operations that will not be continued are $72,625 and $3,949 respectively. These amounts have been estimated by utilizing the 1998 results for the wire operations.

6. The Company entered into a $65,000 credit facility (the "New Credit Facility") with Fleet Capital Corporation which was effective on October 5, 1999. The New Credit Facility has a three year term, maturing in September, 2002 and is expected to provide funds to support the Company's ongoing working capital needs. The New Credit Facility may be drawn upon up to an amount based upon a percentage of eligible accounts receivable, inventory, supplies and rolling stock (the "Borrowing Base"). Interest is payable monthly at a rate of prime plus 0.25% or, at the election of the Company, LIBOR plus 2.25%. Principal prepayments must be made with net cash proceeds resulting from sales of any Company assets, with some exceptions. The Borrowing Base as of January 31, 2000 was $60,137. Of that amount, the Company held approximately $12,294 in letters of credit to satisfy the funding requirements of its workers' compensation and landfill closure cost liabilities. In addition, the New Credit Facility requires that at all times the Company will maintain a minimum $5,000 of availability. As of January 31, 2000, the Company had borrowings under the New Credit Facility of $13,109. Therefore, as of January 31, 2000 there was approximately $29,734 available for the Company to borrow. As a result of the New Credit Facility, on October 5, 1999, the Company repaid all amounts outstanding under its former credit agreement out of existing cash.

7. Since early calendar 1999, the Company has been attempting to finance its long-term strategic plan primarily consisting of the construction of a new, more efficient, low cost structural rolling mill. As yet, the Company has not been able to obtain the necessary financing because of the poor operating results caused largely by imports and because of the deterioration in the credit markets which traditionally provide funding to steel companies. Consequently, the Company has decided to apply for a guaranty under the Emergency Steel Loan Guarantee Act of 1999 (the "Guarantee Act"). Under the Guarantee Act, domestic steel companies may apply for a United States government guarantee of up to 85% of the principal amount of a loan or loans of up to $250,000. According to the Guaranty Act regulations published on October 18, 1999, and subsequently amended on February 1, 2000 applications for guarantees under the Guarantee Act must be submitted to the United States Department of Commerce on or before February 28, 2000. On February 3, 2000 the Company filed a guarantee application that would allow it to raise approximately $170,000 in new senior debt. If the Company is able to obtain a guaranty under the Guarantee Act in an acceptable amount with acceptable terms, the Company intends to use the proceeds of the guaranteed loan to finance its long-term strategic plan.

     The Company is also in the process of trying to reduce its significant future debt service obligations which primarily consist of $115,000 of senior notes scheduled to be redeemed on June 15, 2001, and significant unfunded employee benefit obligations. After reaching an agreement in principle with the representatives of an unofficial committee of the senior noteholders, the Company formalized the exchange offer with an Offering Memorandum that was mailed to the senior note holders for their consideration on December 14, 1999. The Offering Memorandum calls for the exchange of the outstanding notes for $52,500 in cash, common stock of the Company representing 70% of the issued and outstanding common stock on a fully diluted basis after the issuance, and 4 of the 7 directors seats on the Board of Directors. This offer is contingent upon 95% acceptance by the senior note holders, shareholder approval, and the Company's ability to obtain a guarantee under the Guarantee Act sufficient to finance the modernization project. The Exchange Offer was to expire on January 21, 2000, but was extended on January 21, 2000 and again on February 29, 2000 by the Company until March 31, 2000. As of March 13, 2000, approximately 80% of the outstanding Senior Notes had been tendered.

     If the financing is approved, but less than 95% of the holders of the senior notes accept the exchange offer, the Company may implement the exchange through a prepackaged Chapter 11 bankruptcy having received approval by one-half in number and two-thirds in value of the senior notes actually voting on the plan. The implementation of the prepackaged bankruptcy options, if necessary, would be for the limited purpose of completing the exchange of the senior notes. The only parties whose rights will be affected by this option are the senior noteholders. All other creditors of the Company will be paid under normal terms or will otherwise be unaffected.

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

     The Company has been cited by the U. S. Environmental Protection Agency ("USEPA") for alleged violations of the 1990 Clean Air Act ("CAA") and other requirements at its Sterling furnace operations. The Company has agreed to settle this claim pending final approval. The agreement, if approved, would require the Company to pay a civil penalty of approximately $435 and achieve and maintain compliance with the CAA through future capital expenditures that the Company anticipates to be about $10,000, of which at January 31, 2000, the Company has already spent approximately $8,700. Additionally, the Company would also undertake several Supplementary Environmental Projects that could total approximately $1,000 in capital expenditures. On February 17, 2000, the USEPA issued a draft consent decree outlining the final terms for resolution of the claim. If the draft consent decree is agreed to by both parties, the Company would be required to idle #6 furnace on or before April 30, 2000, or incur penalties of not less than $20 per day of operations past April 30, 2000. The recently installed #8 furnace is currently operating at a very low capacity on a temporary permit from the Illinois Environmental Protection Agency ("IEPA") that restricts the allowed output of #8 furnace. The #8 furnace would need to be operating at approximately 75% of rated capacity and be fully permitted by the IEPA on or about April 30, 2000, for the Company to idle #6 furnace and still supply enough steel to its rolling mill facilities. At this time, the Company anticipates that #8 will be operating at or above 75% capacity and that IEPA will have issued a full permit on or about April 30, 2000 to allow the Company to idle #6 furnace and not incur the penalties.

     Based on continuing review of applicable regulatory requirements by the Company's internal environmental compliance manager and advice from independent consultants, the Company believes that it is currently in substantial compliance with applicable environmental requirements, except as noted in the Company's fiscal 1999 Annual Report on Form 10-K for Commitments and Contingencies.

9. The Company is currently a party of an OSHA complaint from August 1998 regarding potential overloading of a crane. The Company has taken corrective action and a hearing was held in November 1999 seeking a resolution of the complaint. The case has been resolved, resulting in a settlement of approximately $300 in fines payable over the next three fiscal years. As of January 31, 2000, this settlement has been fully reserved for in the financial statements.




Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended July 31, 1999 ("1999 10-K MD&A").

FORWARD LOOKING INFORMATION

     Except for historical information, matters discussed in this Item 2 contain forward-looking information and describe the Company's belief concerning future performance, business conditions and outlook based on currently available information. The Company has identified these "forward-looking" statements by words such as "anticipates", "expects", "believes", "estimates", "could result" and "appears" and similar expressions. Risk and uncertainties which could cause actual results of performance to differ materially from these and expressed in these statements include the following: volumes of production and product shipments; changes in product mix and pricing; costs of scrap steel and other raw material inputs; changes in domestic manufacturing capacity; the level of non-residential construction; and overall economic growth in the United States; the level of imported products in the Company's markets; changes in legislative or regulatory requirements; the ability to have the new furnace become fully operational and to perform in accordance with specifications; and modernizing or replacing the Company's exiting rolling mills including the need to obtain noteholder approval for the Company's presently pending exchange offer, shareholder approval of items to be considered at the Company's annual meeting of shareholders, and to obtain a federal guarantee of debt in an acceptable amount with acceptable terms so that the Company can construct the new mill as part of its strategic plan. The Company assumes no obligation to update the information contained herein.


RESULTS OF OPERATIONS

     Net sales for the Company were $90.2 million on shipments of 277,730 net tons for the three months ended January 31, 2000, compared to $77.0 million on shipments of 223,526 net tons for the three months ended January 31, 1999. The Company recorded a net loss for the quarter of $9.2 million, or $.37 per share which included expenses of approximately $3.0 million, or $.12 per share of expenses associated with the anticipated new mill construction. In the second quarter of the prior year, the Company recorded a net loss of $5.2 million, or $.21 per share.

     Tons shipped in the quarter increased approximately 24% compared to the prior year period. The Company's bar and structural product volume improved dramatically as imports declined in the second half of calendar 1999. The Company is party to a structural products trade case filed with the International Trade Commission (the "Commission") on July 7, 1999. On August 23, 1999, the Commission ruled in favor of the domestic producers and sent the case into an injury investigation phase. The Commission, in cooperation with the Department of Commerce, issued a preliminary determination on February 3, 2000, naming Japan and South Korea guilty of illegal dumping. The Commission continues to investigate the extent of the injury to domestic producers. Pricing of the Company's bars and structural products, especially wide flange beams, continued to strengthen during the second fiscal quarter. The Company's selling price for wide flange beams increased by 18% or $55 per ton for the second quarter of fiscal 2000 versus the previous three months and improved approximately 10.6% from the same period of the prior year. Additionally, a price increase was announced for wide flange beams effective late in the second quarter and another for bars and non-wide flange structural products effective early in the third quarter, are expected to improve the Company's operating margins for the balance of fiscal 2000.

     During the second quarter of fiscal 2000, the Company continued to see record import levels of foreign steel in its rod markets. The import presence has significantly impacted product pricing for rods shipped during the three months ended January 31, 2000. Pricing for the Company's rod products remained depressed and are 4% less compared to the second quarter of fiscal 1999. The Company is party to a rod trade case filed with the Commission on December 29, 1998 by the domestic steel rod producers. On May 12, 1999 the Commission ruled favorably for the domestic industry. The Commission sent the case into an injury investigation phase and recommendations were sent to the President. His final decision was due on September 27, 1999, but the President did not respond until February 11, 2000. He imposed a tariff on any imports over 1.58 million tons. It is uncertain what impact, if any, the President's action will have on rod pricing. Several of the Company's competitors have announced price increases of between $15 and $30 per ton effective with shipments on April 1, 2000 on the wake of the President's decision. The Company has announced an increase of $25 per ton effective April 1, 2000. However, there can be no assurance that the increase will be fully realized, nor is the Company certain that the President's remedy will be strong enough to deter future import growth of rods.

     For the six-month period ended January 31, 2000, net sales were $177.3 million compared to $190.5 in the prior year period. Tons shipped increased from 518,585 net tons for the six months ended January 31, 1999 to 562,222 net tons for the comparable six months in the current year. For the six months ended January 31, 2000, the Company recognized a net loss of $17.3 million, or $0.70. This compared to a net loss of $29.8 million or $1.21 per share, in the prior year period, which included a one-time after tax charge of $27.1 million or $1.10 per share, due to the exit from a significant portion of our wire business in the first quarter fiscal 1999.

     Cost of goods sold, excluding depreciation and expenses associated with the anticipated new mill construction, as a percentage of net sales for the three-month period ended January 31, 2000 decreased to 96.1% compared to the prior year at 98.7%. The Company's facilities operated near capacity for most of the quarter, resulting in improved operating rates. Additionally, as noted above, the Company realized improved selling prices in wide flange beams however these increases were offset by higher incoming material costs for scrap of over 18%. In future periods, the cost of goods sold to net sales percentage is expected to continue to improve even further as announced rod, bar and structural price increases are realized, and cost improvements from the installation of the new furnace are realized. Additionally, scrap costs are anticipated to remain stable over the near term.

     Cost of goods sold, excluding depreciation and expenses associated with the anticipated new mill construction, as a percentage of net sales for the six months ended January 31, 2000 was 97.1% compared to the prior year at 94.0%. During the first part of the prior fiscal year the impact of imported steel was not fully realized. For the most recent six month period, selling prices for rod are down over 8% and structural products have decreased over 10% compared to the same period of the prior year.

     Depreciation expense decreased almost 9% from $3.6 million in the second quarter of fiscal 1999 to $3.3 million in the current year's second quarter. For the six-month period ended January 31, 2000, depreciation declined almost 11% from $7.4 million to $6.6 million. The decrease for the three and six month periods was due primarily to reduced capital expenditures in recent years.

     For the quarter ended January 31, 2000, selling and administrative expense was $3.2 million compared to $2.9 million in the prior fiscal year period. For the six-month period ended January 31, 2000, selling and administrative expense increased 23% from $5.4 million to $6.6 million. The increase for the three and six month periods are due primarily to increased professional fees related to the efforts by the Company to restructure its existing $115 million senior notes.

     Interest expense was $3.3 million for the quarter ended January 31, 2000 compared to $3.2 million in the prior fiscal year period. Interest expense for the most recent six-month period was $6.6 million compared to $6.4 million for the same period in the prior year.

     Interest and other income for the quarter ended January 31, 2000 was $.15 million compared to $.21 million for the prior year. For the six month period ended January 31, 2000, interest and other income was $1.44 million in comparison to $0.62 million for the same period in the prior year primarily due to asset sales in the current year.

     No tax benefit was recorded for the six months ended January 31, 2000. The Company will continue to reassess its tax situation in light of its current operating results and the senior note exchange more fully described in Note 7. This compared to a benefit for income taxes of $16.3 million for same period of the prior year due primarily to the pre-tax losses generated by the costs to exit a significant portion of its wire business. The Company anticipates that it will pay very little in cash taxes during fiscal 2000 due to the loss resulting from operations and the exit of a significant portion of its wire operations in fiscal 1999.

     During the first quarter of fiscal 1999, the Company announced the closure of its unprofitable wire fabricating operation. As a result, the Company recorded a one-time, non-recurring pre-tax charge of approximately $41,600. The charge was primarily non-cash and included the write-down to estimated fair market value of the facility and equipment related to the wire operations, closure costs, and employee termination expenses for approximately 330 employees. The last affected production departments ceased operations in November 1998 and shipments ceased in March 1999. In the third quarter of fiscal year 1999, the non-recurring charge was reduced by approximately $2,700 for employee termination expenses that were less than originally estimated. In the fourth quarter of fiscal year 1999, the non-recurring charge was again reduced by approximately $1,700, primarily for the sale of wire equipment in excess of previously estimated market values. At January 31, 2000 the Company has remaining reserves of approximately $2,100, of which approximately $1,800 is for unpaid employee termination expenses, which are expected to be spent during the next one to three fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL Funds for the Company's operational needs have been provided from internally generated cash and borrowings against the new revolving credit facility. As of January 31, 2000, total liquidity, comprising cash, cash equivalents and funds available under the Company's credit facility, was $30.2 million compared to $39.4 million at July 31, 1999. The Company used cash in operations of $14.6 million in the first six months of fiscal 2000 compared to operations using cash of $13.1 million in the prior year period. The increase is largely attributable to increased operating losses.

     Net cash used in investing activities amounted to $19.8 million in the first six months of fiscal 2000 compared to $6.8 million in the prior year period. The Company continued spending on engineering for its new structural rolling mill and has paid $4.6 million to the equipment supplier through the end of the second quarter. In addition, the Company began installation of an approved project to replace its two existing electric furnaces with one new high efficiency furnace. The furnace project also included changes to the Company's pollution facilities that were installed at the same time.

     Net cash used in financing activities for the six months ended January 31, 2000 was $4.4 million. This was significantly higher than the prior year quarter, primarily due to the payment by the Company of $19.6 million to settle the outstanding balance under its old revolving credit facility.

     The Company also has entered into a $65,000 credit facility with Fleet Capital Corporation which was effective on October 5, 1999. The New Credit Facility has a three year term, maturing in September, 2002 and allowed the Company to repay amounts owed under its former credit facility out of existing cash, in addition to providing funds for its ongoing working capital needs. The New Credit Facility may be drawn upon up to an amount based upon a percentage of eligible accounts receivable, inventory, supplies and rolling stock (the "Borrowing Base"). Interest is payable monthly at a rate of prime plus 0.25% or, at the election of the Company, LIBOR plus 2.25%. Principal prepayments must be made with net cash proceeds resulting from sales of any Company assets, with some exceptions. The Borrowing Base as of January 31, 2000 was $60,137 and there was approximately $29,734 available for the Company to borrow.

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

     The Company has entered into the new collective bargaining agreement which is subject to the Company obtaining financing for the construction of the New Mill. Once effective, the new agreement will replace the existing labor agreement and will extend to October 31, 2003 and for a period of three additional years thereafter be subject to interest arbitration with no permitted work stoppage allowed. The Company is also implementing total quality management and maintenance programs, and has commenced construction of the new furnace to replace the existing furnaces. The Company also has a plan in place for the New Mill, but will not commence construction of the New Mill until construction financing is in place.

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

     The Company has also been trying to reduce its significant future debt service obligations, primarily consisting of $115.0 million of senior notes scheduled to be redeemed on June 15, 2001, and significant unfunded employee benefit obligations. The Company has reached an agreement in principle with the representatives of an unofficial committee of senior noteholders that own approximately 73% of the principal amount of the notes. The agreement calls for the exchange of the outstanding notes for $52,500 in cash, common stock of the Company representing 70% of the issued and outstanding common stock on a fully diluted basis after the issuance, and 4 of the 7 directors seats on the Board of Directors. This offer is contingent upon 95% acceptance by the senior note holders, shareholder approval, and the Company's ability to obtain a guarantee under the Guarantee Act sufficient to finance the modernization project. On December 14, 1999, the Company formalized the exchange offer with an Offering Memorandum that was mailed to the senior note holders for their consideration. The Exchange Offer was to expire on January 21, 2000, but was extended on January 21, 2000 and again on February 29, 2000 by the Company until March 31, 2000. As of March 9, 2000, approximately 80% of the outstanding Senior Notes had been tendered.

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

YEAR 2000

     The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1997, the Company identified the following areas critical for its successful implementation of Y2K compliance: (1) financial and information system applications, (2) manufacturing applications and (3) vendor and other third-party relationships. For each of these areas, the Company established the following procedures to enable it to meet its Y2K compliance obligation: (a) identify systems potentially susceptible to Y2K compliance issues, (b) develop and implement corrective actions and (c) test to ensure compliance. Management believes that the Company has identified and resolved all significant Y2K issues. The

Company experienced only minor problems during the rollover period and shortly after, none of which caused any operating problems. The total cost of these Y2K compliance activities, costing less than $1.0 million, has not been, and is not anticipated to be material to the Company's financial position or its results of operations and have all been expensed as incurred.


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

                             NORTHWESTERN STEEL AND WIRE COMPANY



                             By     /s/ T. M. Vercillo
                                -------------------------------------
                                     Thomas M. Vercillo
                                     Vice President and Chief
                                     Financial Officer
                                     (Principal Financial Officer)


March 14, 2000