Form 10-Q
period 2000-04-30
NORTHWESTERN STEEL & WIRE CO
filed 2000-06-14
CIK 73093

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarterly period ended April 30, 2000

                       or

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

Number of shares of common stock outstanding as of June 14, 2000:

      Common Stock 24,905,424 shares
      (includes 420,601 treasury shares)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       NORTHWESTERN STEEL AND WIRE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three Months Ended             Nine Months Ended
                                                              April 30,                    April 30,
                                                     ------------------------      ------------------------
                                                        2000           1999           2000           1999
                                                                           (Unaudited)
                                                 (in thousands of dollars except per share data and tonnage data)

Net sales                                            $  94,754      $  81,314      $ 272,064      $ 271,799
                                                     ---------      ---------      ---------      ---------

Cost and operating expenses:
     Cost of goods sold (excluding depreciation)        94,865         79,808        271,112        258,774
     Depreciation                                        3,656          3,660         10,239         11,042
     Selling and administrative                          4,373          3,342         10,984          8,700
     Non-recurring item                                      -          5,398              -         44,481
                                                     ---------      ---------      ---------      ---------
        Total cost and operating expenses              102,894         92,208        292,335        322,997
                                                     ---------      ---------      ---------      ---------

Operating loss                                          (8,140)       (10,894)       (20,272)       (51,198)
                                                     ---------      ---------      ---------      ---------

Other income and expenses:
     Interest expense                                    3,236          3,103          9,817          9,524
     Interest and other income                              (3)          (275)        (1,438)          (897)
                                                     ---------      ---------      ---------      ---------
        Total other income and expenses                  3,233          2,828          8,380          8,627
                                                     ---------      ---------      ---------      ---------

Loss before income taxes                               (11,375)       (13,722)       (28,651)       (59,825)
Benefit for income taxes                                     -         (5,135)             -        (21,452)
                                                     ---------      ---------      ---------      ---------

Net loss                                             $ (11,375)     $  (8,587)     $ (28,651)     $ (38,373)
                                                     =========      =========      =========      =========


Basic net loss per share                             $   (0.46)     $   (0.35)     $   (1.17)     $   (1.57)
                                                     =========      =========      =========      =========


Net tons shipped                                       276,734        262,111        838,956        780,690
                                                     =========      =========      =========      =========



                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                       NORTHWESTERN STEEL AND WIRE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands of dollars except share data)

                                                                           April 30,       July 31,
                                                                             2000            1999
                                                                           ---------      ---------
                                         ASSETS
CURRENT ASSETS                                                                    (Unaudited)
  Cash and cash equivalents                                                $     319      $  39,415
  Receivables, less allowance of $881 and $691 respectively                   36,090         29,585
  Income tax receivable                                                          266          4,806
  Other assets                                                                 3,993          3,967
                                                                           ---------      ---------
                                                                              40,668         77,773
                                                                           ---------      ---------
  Inventories, at lower of cost or market:
     Finished products                                                        27,349         25,169
     Semi-finished products                                                   10,535         16,268
     Raw materials and supplies                                               10,871         10,048
                                                                           ---------      ---------
                                                                              48,755         51,485
                                                                           ---------      ---------
          Total current assets                                                89,423        129,258
                                                                           ---------      ---------

PLANT AND EQUIPMENT, at cost                                                 335,625        295,187
  Accumulated depreciation                                                   182,551        173,175
                                                                           ---------      ---------
  Net plant and equipment                                                    153,074        122,012
                                                                           ---------      ---------

RESTRICTED CASH                                                                    -          2,060
DEFERRED INCOME TAXES                                                         47,585         47,585
DEFERRED FINANCING COST                                                        1,165            869
OTHER ASSETS                                                                  23,320         16,625
                                                                           ---------      ---------

          Total assets                                                     $ 314,567      $ 318,409
                                                                           =========      =========


                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                         $  25,254      $  17,482
  Accrued expenses                                                            31,144         27,064
  Current portion of long term debt                                              354         20,209
                                                                           ---------      ---------
          Total current liabilities                                           56,752         64,755

LONG TERM DEBT                                                               146,935        115,628
OTHER LONG TERM LIABILITIES                                                   92,706         91,200
                                                                           ---------      ---------
          Total liabilities                                                  296,393        271,583
                                                                           ---------      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, par value $1 per share:
    - Authorized - 1,000,000 shares
    - Issued - none                                                                -              -
  Common stock, par value $.01 per share:
    - Authorized - 75,000,000 shares
    - Issued - 24,905,424 shares                                             123,973        123,973
  Retained (deficit)                                                        (100,473)       (71,822)
  Treasury shares, at cost; 420,601 shares                                    (5,326)        (5,325)
                                                                           ---------      ---------
          Total shareholders' equity                                          18,174         46,826
                                                                           ---------      ---------

          Total liabilities and shareholders' equity                       $ 314,567      $ 318,409
                                                                           =========      =========


                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                       NORTHWESTERN STEEL AND WIRE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     For the Nine Months Ended
                                                                             April 30,
                                                                     -------------------------
                                                                        2000           1999
                                                                     ---------      ----------
                                                                             (Unaudited)
                                                                     (In thousands of dollars)
Cash Flows From Operations:
     Net loss                                                         $(28,651)     $(38,373)
     Depreciation                                                       10,239        11,042
     Non-recurring item                                                      -        46,995
     Gain on sale of plant and equipment                                  (995)            -
     Amortization of deferred financing costs and debt discount            527           921
     Deferred income tax benefit                                             -       (21,569)
     Income tax receivable                                               4,540             -
    (Increase) decrease in receivables                                  (6,505)       19,978
     Decrease (increase) in inventories                                  2,730        21,384
     Decrease (increase) in other current assets                           (26)       (2,988)
     Increase in other assets                                           (6,695)      (11,876)
     Increase (decrease) in accounts payable and accrued expenses        7,352       (32,459)
     Increase (decrease) increase in other long term liabilities         1,506        (1,015)
                                                                      --------      --------
Net cash used in operations                                            (15,978)       (7,960)
                                                                      --------      --------

Cash Flows From Investing Activities:
     Capital expenditures                                              (42,501)      (11,182)
     Proceeds from sale of plant and equipment                           2,195         8,291
     Decrease in restricted cash                                         2,060             -
                                                                      --------      --------
Net cash used in investing activities                                  (38,246)       (2,891)
                                                                      --------      --------

Cash Flows From Financing Activities:
     Payments of long-term debt                                        (60,968)         (330)
     Payments for deferred financing fees                                 (749)            -
     Proceeds from issuance of long term debt and revolver loans        72,346             -
     Increase in cash overdraft                                          4,500             -
                                                                      --------      --------
Net cash from (used in) financing activities                            15,129          (330)
                                                                      --------      --------

     Decrease in cash and cash equivalents                             (39,096)      (11,181)

Cash and Cash Equivalents:
     Beginning of period                                                39,415        36,930
                                                                      --------      --------
     End of period                                                    $    319      $ 25,749
                                                                      ========      ========




Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
     Interest                                                         $  6,594      $  5,789
     Income taxes                                                       (4,540)        3,660



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

2. The Consolidated Financial Statements for the three and nine month periods ended April 30, 1999 and 2000 have not been audited. However, the Company believes the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature, except those noted below.

3. Basic net loss per share amounts, as presented on the Consolidated Statements of Operations, are based on the weighted average actual shares outstanding of 24,484,823 for the three and nine months ended April 30, 2000 and 1999. Only basic net loss per share was presented for all periods since the impact for options issued pursuant to the various Company stock option plans is anti-dilutive.

4. An income tax provision or benefit is recorded by estimating the annual effective income tax rate and applying that rate to pretax income or loss. No tax benefit was recorded for the three and nine months ended April 30, 2000. The Company will continue to reassess its ability to utilize net operating losses currently generated in light of the senior note exchange more fully. The effective income tax rate was approximately 37% and 36% for the three and nine months ended April 30, 1999 respectively. The rates approximate the combined Federal and State statutory rates for these periods.

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

     The closure of the wire mill resulted in the termination or retirement of employees, consisting primarily of hourly wire mill workers covered under the Company's current collective bargaining agreement with the Company's union as well as certain salary administrative personnel affiliated with the wire mill. The employee termination charge consists of a pension curtailment charge, a post-retirement curtailment charge, special termination benefits required pursuant to the existing collective bargaining agreement, severance, vacation pay and WARN pay. Approximately 100 hourly employees included in the original estimate of terminations were able to find employment elsewhere within the Company's steel operations, resulting in lower employee termination expense than originally estimated (primarily WARN pay, severance and vacation pay). Approximately 150 employees elected the retirement option (as opposed to approximately 135 included in the original estimate) pursuant to the collective bargaining agreement resulting in higher employee retirements than originally estimated. The net impact of lower employee terminations and higher employee retirements resulted in the Company reducing its employee termination charge by approximately $2,700 in the third quarter of fiscal 1999. As of April 30, 2000, the Company has remaining reserves of approximately $973 for unpaid employee termination expenses, which are expected to be spent during the next two fiscal years. The number of employees terminated through April 30, 2000 was 226.

     The "Other" charge associated with the closure of the wire fabricating operation includes the write-off of wire mill deferred expenses as of the closure date and an estimate of expenses related to the clean up of the facility. As of April 30, 2000, approximately $138 of the "Other" charge remains and is expected to be expended in fiscal 2000.

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

7. The Company entered into a $65,000 credit facility (the "New Credit Facility") with Fleet Capital Corporation which was effective on October 5, 1999. The New Credit Facility has a three year term, maturing in September, 2002 and is expected to provide funds to support the Company's ongoing working capital needs. The New Credit Facility may be drawn upon up to an amount based upon a percentage of eligible accounts receivable, inventory, supplies and rolling stock (the "Borrowing Base"). Interest is payable monthly at a rate of prime plus 0.25% or, at the election of the Company, LIBOR plus 2.25%. Principal prepayments must be made with net cash proceeds resulting from sales of any Company assets, with some exceptions. The Borrowing Base as of April 30, 2000 was $58,112. Of that amount, the Company held approximately $12,591 in letters of credit to satisfy the funding requirements of its workers' compensation and landfill closure cost liabilities. In addition, the New Credit Facility requires that at all times the Company will maintain a minimum $5,000 of availability. As of April 30, 2000, the Company had borrowings under the New Credit Facility of $31,311. Therefore, as of April 30, 2000 there was approximately $9,210 available for the Company to borrow. As a result of the New Credit Facility, on October 5, 1999, the Company repaid all amounts outstanding under its former credit agreement out of existing cash.

8. Since early calendar 1999, the Company has been attempting to finance its long-term strategic plan primarily consisting of the construction of a new, more efficient, low cost structural rolling mill. As yet, the Company has not been able to obtain the necessary financing because of the poor operating results caused largely by imports and because of the deterioration in the credit markets which traditionally provide funding to steel companies. Consequently, the Company has decided to pursue a guaranty under the Emergency Steel Loan Guarantee Act of 1999 (the "Guarantee Act"). Under the Guarantee Act, institutional lenders to domestic steel companies may apply for a United States government guarantee of up to 85% of the principal amount of such a loan of up to $250,000. On February 3, 2000 the Company's institutional lender filed a guarantee application to loan approximately $170,000 to the Company in new senior debt that would be 85% guaranteed. If the Company is able to obtain a guaranteed loan for approximately $170,000 with acceptable terms, the Company intends to use the proceeds of the guaranteed loan to finance its long-term strategic plan. The Company anticipated receiving notification earlier in the fiscal year based on estimates provided by the Loan Guarantee Board. In its most recent statements, the Loan Guarantee Board has stated that determination for all applicants will be made by the end of June and notification will occur in the first week of July.

     The Company is also in the process of trying to reduce its significant future debt service obligations which primarily consist of $115,000 of senior notes scheduled to be redeemed on June 15, 2001, and significant unfunded employee benefit obligations. After reaching an agreement in principle with the representatives of an unofficial committee of the senior note holders, the Company formalized the exchange offer with an Offering Memorandum that was mailed to the senior note holders for their consideration on December 14, 1999. The Offering Memorandum calls for the exchange of the outstanding notes for $52,500 in cash, common stock of the Company representing 70% of the issued and outstanding common stock on a fully diluted basis after the issuance, and 4 of the 7 directors seats on the Board of Directors. This offer is contingent upon 95% acceptance by the senior note holders, shareholder approval (which has been obtained), and the Company's ability to obtain a loan and a guarantee under the Guarantee Act sufficient to finance the modernization project. The Exchange Offer has been extended by the Company until July 15, 2000. As of June 14, 2000, approximately 79% of the outstanding Senior Notes had been tendered.

     If the financing is approved, but less than 95% of the holders of the senior notes accept the exchange offer, the Company may implement the exchange through a prepackaged Chapter 11 bankruptcy having already received approval by one-half in number and two-thirds in value of the senior notes actually voting on the plan. The implementation of the prepackaged bankruptcy option, if necessary, would be for the limited purpose of completing the exchange of the senior notes. The only parties whose rights will be affected by this option are the senior note holders. All other creditors of the Company will be paid under normal terms or will otherwise be unaffected.


9. The Company is subject to a broad range of federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and/or hazardous wastes and the remediation of contamination associated with releases of hazardous substances. Primarily because the scrap melting process produces dust that contains low levels of lead and cadmium, the Company is classified, in the same manner as other similar steel mills in its industry, as a generator of hazardous waste.

     The Company has been cited by the U. S. Environmental Protection Agency ("USEPA") for alleged violations of the 1990 Clean Air Act ("CAA") and other requirements at its Sterling furnace operations. The Company has agreed to settle this claim pending final approval. The agreement, if approved, would require the Company to pay a civil penalty of approximately $435 and achieve and maintain compliance with the CAA through future capital expenditures that the Company anticipated to be about $12,000 of which at April 30, 2000, the Company has completed and actually spent $12,956. Additionally, the Company would also undertake several Supplementary Environmental Projects that will total approximately $1,200 in capital expenditures. On May 31, 2000, the Company signed a consent decree containing the final terms for resolution of the claim. Upon execution of the consent decree by USEPA, which has been agreed to verbally, the Company would be required to idle #6 furnace on or before August 15, 2000. The #7 furnace is permitted by the Illinois Environmental Protection Agency ("IEPA") to operate, but is currently idle and is undergoing extensive repairs to be operational as a standby. The recently installed #8 furnace is currently operating on a permit from the IEPA that restricts the allowed annual output of #8 furnace. The #8 furnace would need to be operating at approximately 75% of rated capacity and be fully permitted by the IEPA on or before August 15, 2000, for the Company to idle #6 furnace, keep #7 furnace idle on standby and still supply enough steel to its rolling mill facilities. At this time, the Company anticipates that IEPA will have issued a full permit on or before August 15, 2000 for #8 furnace and that #8 furnace will be operating at or above 75% capacity to allow the Company to idle #6 furnace and maintain #7 furnace on operational standby.

     Based on continuing review of applicable regulatory requirements by the Company's internal environmental compliance manager and advice from independent consultants, the Company believes that it is currently in substantial compliance with applicable environmental requirements, except as noted in the Company's fiscal 1999 Annual Report on Form 10-K for Commitments and Contingencies.

10. The Company is currently a party of an OSHA complaint from August 1998 regarding potential overloading of a crane. The Company has taken corrective action and a hearing was held in November 1999 seeking a resolution of the complaint. The case has been resolved, resulting in a settlement of approximately $300 in fines payable over the next three fiscal years. As of April 30, 2000, this settlement has been fully reserved for in the financial statements.




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

FORWARD LOOKING INFORMATION
---------------------------

     Except for historical information, matters discussed in this Item 2 contain forward-looking information and describe the Company's belief concerning future performance, business conditions and outlook based on currently available information. The Company has identified these "forward-looking" statements by words such as "anticipates", "expects", "believes", "estimates", "could result" and "appears" and similar expressions. Risk and uncertainties which could cause actual results of performance to differ materially from these and expressed in these statements include the following: volumes of production and product shipments; changes in product mix and pricing; costs of scrap steel and other raw material inputs; changes in domestic manufacturing capacity; the level of non-residential construction; and overall economic growth in the United States; the level of imported products in the Company's markets; changes in legislative or regulatory requirements; the ability to have the new furnace become fully operational and to perform in accordance with specifications; and modernizing or replacing the Company's exiting rolling mills including the need to obtain noteholder approval for the Company's presently pending exchange offer, and to obtain a federal guarantee of debt in an acceptable amount with acceptable terms so that the Company can construct the new mill as part of its strategic plan. The Company assumes no obligation to update the information contained herein.


RESULTS OF OPERATIONS
---------------------

     Net sales for the Company were $94.8 million on shipments of 276,734 net tons for the three months ended April 30, 2000, compared to $81.3 million on shipments of 262,111 net tons for the three months ended April 30, 1999 and continued in calendar 2000.

     The Company recorded a net loss for the quarter of $11.4 million, or $.46 per share which included expenses of approximately $.1 million, or $.01 per share associated with the anticipated new mill construction. In the third quarter of the prior year, the Company recorded a net loss of $8.6 million, or $.35 per share, which included a one-time non-cash after tax charge of $3.5 million, or $.14 per share, primarily due to the sale of the Hickman, Kentucky facility.

     Tons shipped in the quarter increased approximately 6% compared to the prior year period. The Company's bar and structural product volume improved dramatically as imports declined in the second half of calendar 1999 and continued in calendar 2000.

     The Company is party to a structural products trade case filed with the International Trade Commission (the "Commission") on July 7, 1999. On August 23, 1999, the Commission ruled in favor of the domestic producers and sent the case into an injury investigation phase. The Commission, in cooperation with the Department of Commerce, issued a preliminary determination on February 3, 2000, naming Japan and South Korea guilty of illegal dumping. On June 2, 2000, the Commission published a final determination in the case against Japan on a 6 to 0 vote in favor of the domestic industry. The Commission continues to investigate the extent of the injury from South Korea to domestic producers and the final determination is due July 13, 2000.

     Pricing of the Company's bars and structural products, especially wide flange beams, continued to strengthen during the third fiscal quarter. The Company's selling price for wide flange beams increased by 8% or $27 per ton for the third quarter of fiscal 2000 versus the previous three months and improved approximately 24% from the same period of the prior year. In early May 2000, in response to increases in domestic capacity from new mills that are now operating at higher productivity levels, several competitors announced price decreases on select bar and light structural products ranging between $10 and $60 per ton. The Company believes that the weighted average price impact to Northwestern will be a price decline of approximately $21 per ton for all bar and light structural products.

     During the third quarter of fiscal 2000, the Company continued to see elevated import levels of foreign steel in its rod markets. The import presence has significantly impacted product pricing for rods shipped during the three months ended April 30, 2000. Pricing for the Company's rod products remained depressed and are 2% less compared to the third quarter of fiscal 1999. The Company is party to a rod trade case filed with the Commission on December 29, 1998 by the domestic steel rod producers. On May 12, 1999 the Commission ruled favorably for the domestic industry. The Commission sent the case into an injury investigation phase and recommendations were sent to the President. The President responded on February 11, 2000 and imposed a tariff on imports over
1.58 million tons. It is uncertain what impact, if any, the President's action will have on rod pricing. Several of the Company's competitors have announced price increases of between $15 and $25 per ton effective with shipments on April 1, 2000 and another increase of between $15 and $20 per ton effective July 1, 2000, on the wake of the President's decision. The Company has announced an increase of $15 per ton effective April 1, 2000, and another $20 per ton effective July 1, 2000. However, there can be no assurance that the increases will be fully realized, nor is the Company certain that the President's remedy will be strong enough to deter future import growth of rods.

     For the nine-month period ended April 30, 2000, net sales were $272.1 million compared to $271.8 in the prior year period. Tons shipped increased from 780,690 net tons for the nine months ended April 30, 1999 to 838,956 net tons for the comparable nine months in the current year. For the nine months ended April 30, 2000, the Company recognized a net loss of $28.7 million, or $1.17 per share. This compared to a net loss of $38.4 million or $1.57 per share, in the prior year period, which included a one-time after tax charge of $30.6 million or $1.25 per share, due to the exit from a significant portion of our wire business in the first quarter of fiscal 1999 and the sale of the Hickman, Kentucky facility in the third quarter.

     Cost of goods sold, excluding depreciation and expenses associated with the anticipated new mill construction, as a percentage of net sales for the three-month period ended April 30, 2000 increased to 100% compared to the prior year at 98.1%. During the third quarter, the Company recorded $1.3 million of expense for the write-off of the idled #6 furnace. The Company's rolling mill facilities operated at reduced rates for part of the quarter, due to shortages of semi-finished steel resulting from the idling of #6 furnace during April and a slower than expected start-up for the new #8 furnace. Presently, #8 furnace is operating at approximately 50% of its rated capacity. Excluding these one-time charges included in cost of goods sold the percentage of cost of goods sold to net sales for the ongoing operations would be 97.9% compared to the prior year's 98.1%. Due to the furnace issues previously discussed the Company has taken corrective actions to adequately supply semi-finished to the rolling mills in the fourth quarter by purchasing approximately 29,000 tons of semi-finished steel, re-starting the idled #6 furnace on May 5, 2000, and begun preparation to be able to restart #7 furnace if needed during the fourth quarter. Additionally, as noted above, the Company experienced improved selling prices in its bar and structural product lines. However these increases were offset by higher incoming material costs for scrap of nearly 20%. In future periods, the cost of goods sold to net sales percentage is expected to improve slightly as cost improvements from the installation of the new furnace are realized, scrap costs decline over the near term, and rod pricing increases are realized, tempered by bar pricing declines.

     Cost of goods sold, excluding depreciation and expenses associated with the anticipated new mill construction, as a percentage of net sales for the nine months ended April 30, 2000 was 98.1% compared to the prior year at 94.3%. During the first part of the prior fiscal year the impact of imported rod and structural steel was not fully realized. For the most recent nine-month period, selling prices for rod, bars and structural products have decreased over 3.1% compared to the same period of the prior year. Excluding the one-time charges included in the fiscal 2000 cost of goods sold discussed previously, the percentage of cost of goods sold to net sales for the ongoing operation was 97.3% compared to the prior year's 94.3%.

     Depreciation expense was unchanged from the third quarter of fiscal 2000 expense of $3.7 million in comparison to the current year's third quarter. For the nine-month period ended April 30, 2000, depreciation declined 7% from $11.0 million to $10.2 million. The decrease for the nine month periods was due primarily to the sale of Hickman at the end of the third quarter in fiscal 1999 and the closure of a majority of the wire products division in the first quarter of fiscal 1999.

     For the quarter ended April 30, 2000, selling and administrative expense was $4.4 million compared to $3.3 million in the prior fiscal year period. For the nine-month period ended April 30, 2000, selling and administrative expense increased 26% from $8.7 million to $11.0 million. The increase for the three and nine month periods are due primarily to increased professional fees related to the efforts by the Company to restructure its existing $115 million senior notes.

     The operating loss recorded for the quarter ended April 30, 2000 was $8.1 million compared to a $10.9 million loss in the prior year. After giving effect to the expenses associated with the anticipated new mill construction, the non-recurring charge primarily due to the sale of the Hickman, Kentucky facility, the expense for the write-off of #6 furnaces and the revision of the worker's compensation reserve, the operating loss from ongoing operations was $5.9 million for the third quarter of fiscal 2000 compared to a loss of $5.5 million in the prior year period. The quarter-to-quarter change resulted primarily from the increased professional fees related to the efforts by the Company to restructure its existing senior notes. For the nine-month period ended April 30, 2000, the ongoing operating loss was $13.9 million compared to the prior year's nine-month period loss of $4.2 million. The year-over-year increased loss was the impact of imported rod and structural steel which was not fully realized until the latter half of fiscal 2000.

     Interest expense was $3.2 million for the quarter ended April 30, 2000 compared to $3.1 million in the prior fiscal year period. Interest expense for the most recent nine-month period was $9.8 million compared to $9.5 million for the same period in the prior year.

     No tax benefit was recorded for the three and nine months ended April 30, 2000. The Company will continue to reassess its tax situation in light of its current operating results and the senior note exchange more fully described in
Note 7. This compared to a benefit for income taxes of $21.5 million for same period of the prior year due primarily to the pre-tax losses generated by the costs to exit a significant portion of its wire business. The Company anticipates that it will pay very little in cash taxes during fiscal 2000 due to the loss resulting from operations and the exit of a significant portion of its wire operations in fiscal 1999.

     During the first quarter of fiscal 1999, the Company announced the closure of its unprofitable wire fabricating operation. As a result, the Company recorded a one-time, non-recurring pre-tax charge of approximately $41,600. The charge was primarily non-cash and included the write-down to estimated fair market value of the facility and equipment related to the wire operations, closure costs, and employee termination expenses for approximately 330 employees. The last affected production departments ceased operations in November 1998 and shipments ceased in March 1999. In the third quarter of fiscal year 1999, the non-recurring charge was reduced by approximately $2,700 for employee termination expenses that were less than originally estimated. In the fourth quarter of fiscal year 1999, the non-recurring charge was again reduced by approximately $1,700, primarily for the sale of wire equipment in excess of previously estimated market values. At April 30, 2000 the Company has remaining reserves of approximately $1,111, of which approximately $973 is for unpaid employee termination expenses, which are expected to be spent during the next two fiscal years.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     GENERAL Funds for the Company's operational needs have been provided from internally generated cash and borrowings against the New Credit Facility. As of April 30, 2000, total liquidity, comprising cash, cash equivalents and funds available under the Company's credit facility, was $9.5 million compared to $39.4 million at July 31, 1999. The decrease in liquidity primarily resulted from increased spending for capital projects in the most recent three-month period. Capital expenditures incurred during the third fiscal quarter totaled $18.5 million and are more fully described below.

     The Company used cash in operations of $16.0 million in the first nine months of fiscal 2000 compared to operations using cash of $8.0 million in the prior year period. The increase is largely attributable to increased operating losses.

     Net cash used in investing activities amounted to $38.2 million in the first nine months of fiscal 2000 compared to $2.9 million in the prior year period. The Company continued spending on engineering for its new structural rolling mill and has paid $11.8 million to the equipment supplier through the end of the third quarter. In addition, the Company installed a new #8 furnace to replace two existing electric furnaces. The furnace project also included changes to the Company's pollution facilities that were installed at the same time. Spending for the combined projects in the furnace department amounted to $21.8 million for the nine months ended April 30, 2000.

     Net cash from financing activities for the nine months ended April 30, 2000 was $15.1 million. This was significantly higher than the prior year period, primarily due to increased borrowings in the third quarter of fiscal 2000.

     The Company entered into a $65,000 credit facility with Fleet Capital Corporation which was effective on October 5, 1999. The New Credit Facility has a three year term, maturing in September, 2002 and allowed the Company to repay amounts owed under its former credit facility out of existing cash, in addition to providing funds for its ongoing working capital needs. The New Credit Facility may be drawn upon up to an amount based upon a percentage of eligible accounts receivable, inventory, supplies and rolling stock (the "Borrowing Base"). Interest is payable monthly at a rate of prime plus 0.25% or, at the election of the Company, LIBOR plus 2.25%. Principal prepayments must be made with net cash proceeds resulting from sales of any Company assets, with some exceptions. The Borrowing Base as of April 30, 2000 was $58.1 million and there was approximately $9.2 million available for the Company to borrow.

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

     The Company faces a number of serious challenges, including increased competition, that could have a material adverse effect on its liquidity and capital resources. During 1998, competitors of the Company began construction of three new structural steel mills. These mills have already added 1.9 million additional tons of capacity and are expected to be running at the 1.9 million ton rate by mid calendar year 2000 across a broad range of structural products, many of which are currently produced by the Company. Additionally, a potential new competitor to the Company, Steel Dynamics, Inc., has announced its intention to build a new structural rolling mill in Indiana which if built, would add an additional 900,000 tons of new capacity. In contrast to the Company's mills, which were installed 20 or more years ago, these new mills are or will be modern, state-of-the-art operations with lower operating costs than the Company's (including lower overall labor costs from reduced man-hour input resulting from more efficient manufacturing equipment).

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

     The Company has entered into the new collective bargaining agreement which is subject to the Company obtaining financing for the construction of the New Mill. Once effective, the new agreement will replace the existing labor agreement and will extend to October 31, 2003 and for a period of three additional years thereafter be subject to interest arbitration with no permitted work stoppage allowed. The Company is also implementing total quality management and maintenance programs, and has commenced operation of the new furnace to replace the existing furnaces as previously described. The Company also has a plan in place for the New Mill, but will not commence construction of the New Mill until construction financing is in place.

     Since early calendar 1999, the Company has been attempting to finance its long-term strategic plan primarily consisting of the construction of a new, more efficient, low cost structural rolling mill. As yet, the Company has not been able to obtain the necessary financing because of the poor operating results caused largely by imports and because of the deterioration in the credit markets which traditionally provide funding to steel companies. Consequently, the Company has decided to pursue a guaranty under the Emergency Steel Loan Guarantee Act of 1999 (the "Guarantee Act"). Under the Guarantee Act, institutional lenders to domestic steel companies may apply for a United States government guarantee of up to 85% of the principal amount of such a loan of up to $250,000. On February 3, 2000 the Company's institutional lender filed a guarantee application to loan approximately $170,000 to the Company in new senior debt that would be 85% guaranteed. If the Company is able to obtain a guaranteed loan for approximately $170,000 with acceptable terms, the Company intends to use the proceeds of the guaranteed loan to finance its long-term strategic plan. The Company anticipated receiving notification earlier in the fiscal year based on estimates provided by the Loan Guarantee Board. In its most recent statements, the Loan Guarantee Board has stated that determination for all applicants will be made by the end of June and notification will occur in the first week of July.

     The Company is also in the process of trying to reduce its significant future debt service obligations which primarily consist of $115,000 of senior notes scheduled to be redeemed on June 15, 2001, and significant unfunded employee benefit obligations. After reaching an agreement in principle with the representatives of an unofficial committee of the senior note holders, the Company formalized the exchange offer with an Offering Memorandum that was mailed to the senior note holders for their consideration on December 14, 1999. The Offering Memorandum calls for the exchange of the outstanding notes for $52,500 in cash, common stock of the Company representing 70% of the issued and outstanding common stock on a fully diluted basis after the issuance, and 4 of the 7 directors seats on the Board of Directors. This offer is contingent upon 95% acceptance by the senior note holders, shareholder approval (which has been obtained), and the Company's ability to obtain a loan and a guarantee under the Guarantee Act sufficient to finance the modernization project. The Exchange Offer has been extended by the Company until July 15, 2000. As of June 14, 2000, approximately 79% of the outstanding Senior Notes had been tendered.

     If the financing is approved, but less than 95% of the holders of the senior notes accept the exchange offer, the Company may implement the exchange through a prepackaged Chapter 11 bankruptcy having already received approval by one-half in number and two-thirds in value of the senior notes actually voting on the plan. The implementation of the prepackaged bankruptcy option, if necessary, would be for the limited purpose of completing the exchange of the senior notes. The only parties whose rights will be affected by this option are the senior note holders. All other creditors of the Company will be paid under normal terms or will otherwise be unaffected.

     If the Company is able to obtain a loan guaranteed under the Guarantee Act in an acceptable amount with acceptable terms, the Company believes it will be able to use the proceeds of the guaranteed loan, the proceeds of the $65.0 million New Credit Facility, and cash flow from operations to make the cash payments required to fund the modernization project, fund the agreement with senior note holders, and meet the Company's other financial obligations as they become due. If the Company is unable to obtain a loan guaranteed under the

Guarantee Act, the Company believes it can use the proceeds of the New Credit Facility and cash flow from operations to meet its financial obligations as they become due for the current fiscal year. The Company however, will not have funds available to pay the senior notes at maturity in June 2001 unless there are significant improvements in the credit markets or the import situation. If the Company does not have funds available at that time and cannot otherwise reach a satisfactory agreement with the note holders, the Company will have to consider other alternatives, including bankruptcy.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

          See Note 9 in the Notes to the Consolidated Financial Statements.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          None


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

          (a) Exhibit 27 - Financial Data Schedule

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NORTHWESTERN STEEL AND WIRE COMPANY



                                    By  /s/ T. M. Vercillo
                                      ----------------------------------
                                        Thomas M. Vercillo
                                        Vice President and Chief
                                        Financial Officer
                                        (Principal Financial Officer)


June 14, 2000