Form 10-K405
period 2000-07-31
NORTHWESTERN STEEL & WIRE CO
filed 2000-11-14
CIK 73093

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

FOR THE FISCAL YEAR ENDED JULY 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [X]

     On October 16, 2000 the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant: $1.7 million

     On October 16, 2000 a total of 24,484,823 Common Stock, par value $0.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference in the respective Parts hereof indicated:

     None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Founded in 1879, the Company is a major mini-mill producer of steel products including structurals, bars and rod. In contrast to integrated mills which produce steel from coke and iron ore through the use of blast furnaces and basic oxygen furnaces, mini-mills use electric arc furnaces to melt steel scrap and cast the resulting molten steel into long strands of various shapes in a continuous casting process.

     The Company pioneered the use of electric arc furnaces for steelmaking, installing its first electric arc furnace in 1936.

     The Company's operations are located in Sterling, Illinois (the "Sterling Operations"). The Sterling Operations consist primarily of a melt shop with one new Eccentric Bottom Tapping 400-ton electric arc furnace with an anticipated annual scrap melting capacity in excess of 1.65 million tons. Additionally, the Company recently refurbished an existing 400-ton electric arc furnace with an annual scrap melting capacity in excess of .80 million tons. It is anticipated that this furnace will supplement the new furnace during fiscal 2001 and eventually serve as back up production capabilities. The Company also has two ladle metallurgical furnaces, two continuous casters, three rolling and finishing mills and the Company's remaining wire operations. The Company's continuous casters have sufficient capacity to cast semi-finished steel for all of the Company's rolling and finishing mills. The Company is in the process of refurbishing its continuous casters during fiscal 2001 which will match the throughput speed of the new furnace.

     In July 1997, the Company closed a rolling mill in Houston, Texas which produced wide flange beams. On June 21, 1999, the Company sold the Houston real estate (land and buildings only) for cash. Subsequently, on October 5, 1999 the Company sold the equipment at scrap value for cash. By the end of calendar 1998, the Company announced that it would exit from the majority of its wire products business. The remaining rod and wire products include clean and coat rod, manufacturer's wire and cut rod products. On April 30, 1999, the Company sold its concrete reinforcing mesh facility located in Hickman, Kentucky.

STRATEGIC PLAN

     In order to become more competitive with foreign manufacturers and increasingly efficient domestic competitors, the Company is in the process of implementing a strategic plan to modernize its facilities and operations. The key theme of the strategic plan is to be a low-cost producer in the Company's core and chosen markets by modernizing facilities and improving operating efficiency. The strategic plan does not rely on capacity increases or incremental sales to achieve its goals. The elements of the strategic plan are as follows:

     - Construct a new, more efficient, low cost mill (the "New Mill") to replace the Company's existing 14" and 24" rolling mill capacity at its Sterling, Illinois facility.

     - Implement a new collective bargaining agreement with the Company's union.

     - Modernize the Company's existing melting capabilities with the construction of a new furnace.

     - Implement a maintenance program to rationalize the Company's existing maintenance operations.

     - Implement a total quality management program.

     The Company has achieved success in implementing a number of elements of its strategic plan. The Company has entered into the new collective bargaining agreement which is subject to the Company obtaining financing for the construction of the New Mill, see "Business -- Employees". The Company is implementing the total quality management and maintenance programs and has constructed the new furnace which replaced two of the existing furnaces, but has experienced a number of difficulties with the ramp up of the new furnace, including the supporting equipment, which has impacted the new furnace's utilization and prevented operating the new furnace at its capacity. See "Management's Discussion and Analysis of Financial Conditions and

Results of Operations -- Cost of Goods Sold -- Fiscal 2000" and "Management's Discussion and Analysis of Financial Conditions and Results of
Operations -- First Quarter Fiscal 2001 -- Operations." The Company also expended considerable effort and $20.3 million in preparing to construct the new mill, including equipment and construction engineering, purchase of equipment, and site preparation. The Company, however, cannot commence construction of the New Mill until construction financing is in place. See "Management's Discussion and Analysis of Financial Conditions and Operating Results -- Liquidity, Capital Resources and Outlook."

     The Company, to begin construction of the New Mill, must arrange for additional capital financing which will in turn require the restructuring of the $115 million of outstanding 9 1/2% senior notes due June 2001 (the "Senior Notes"). The Company, as a result of discussions with an informal committee of the holders of the Senior Notes, made an offer to the holders of the senior notes to exchange the Senior Notes for $52.5 million in cash and shares of the Company's common stock equal to 70% of the common stock outstanding immediately after the consummation of the exchange offer. As of October 25, 2000, approximately $91.7 million in aggregated principal amount, or approximately 79.7% of the outstanding Senior Notes, had been tendered pursuant to the exchange offer.

     To effectuate the exchange offer, shareholder approval was obtained on March 21, 2000, for the issuance of the common shares in connection with the exchange offer and for a one-for-ten reverse stock split. See "Submission of Matters to a Vote of the Security Holders." Even with shareholder approval, the exchange offer remains subject to several conditions, including that the Company secure the financing necessary to complete the construction of the New Mill and 95% of the holders of the Senior Notes tender their notes in the exchange offer.

     Motivated by concerns that the U.S. steel industry had been unfairly harmed by a flood of imports, the United States government enacted the Emergency Steel Loan Guarantee Act of 1999 (the "Guarantee Act") which provides that a qualified steel company can apply to the Loan Guarantee Board for a guarantee of up to 85% of the principal amount of a loan made to a steel company by a private bank or investment company. The Company applied to the Loan Guarantee Board in February 2000, and in August 2000, received formal written notification from the Loan Guarantee Board that a guarantee had been granted under the Guarantee Act for 85% of a $170 million loan. The guarantee is subject to satisfying certain conditions and is terminable by the Loan Guarantee Board upon notice to the Company.

     Because of the level of steel imports and poor steel industry performance, access to the capital markets for steel companies has become severely constrained. As a result of these conditions and the Company's performance, Northwestern has been unable as yet to obtain the financing necessary to construct the New Mill despite the approval of the loan guarantee. Northwestern has been informed that the Loan Guarantee Board is considering modifying the form of guarantee as well as other changes in the regulations which should improve the Company's ability to access the capital markets. Northwestern is continuing to diligently pursue the financing necessary to complete the construction of the New Mill, although there is no assurance the Company will be successful.

     Because of the factors described above, and the length of time required to obtain the approval of the guarantee was considerably longer than anticipated, the Company will have to renegotiate new terms for the exchange offer with the holders of the Senior Notes. Northwestern anticipates that the amount of cash to be paid the Senior Note holders will probably have to be eliminated and correspondingly the percentage of common shares to be issued to the holders of the Senior Notes will have to be substantially increased. See "Management's Discussion and Analysis of Financial Conditions and Operating Results -- Liquidity, Capital Resources and Outlook."

     These factors have also combined to substantially reduce the Company's liquidity. The Company is at or near its maximum draw, which fluctuates, under its revolving credit facility which was entered into on October 5, 1999 with Fleet Capital Corporation (the "Credit Facility"). Although the Company is current with its payables, recently some vendors have expressed concern in supplying future needs on credit terms. The Company expects that without relief it will experience a severe liquidity shortage in the near future. The Company in order to avoid such shortage is still vigorously pursuing the financing to construct the New Mill and is also at the same time in discussions with (i) critical vendors to ensure continued supply and obtain relief, (ii) the unofficial committee of the holders of the Senior Notes and (iii) potential lenders to provide additional loans. There is no assurance any or all of these efforts will be successful. See "Management's Discussion and Analysis of Financial Conditions and Operating Results -- Liquidity, Capital Resources and Outlook."

RISK FACTORS

     Implementation of the strategic plan is subject to serious constraints. Central to these constraints is receiving the financing necessary to complete the modernization of the New Mill. See "Management's Discussion and Analysis of Financial Conditions and Operating Results -- Liquidity, Capital Resources and Outlook."

     The Company is facing increasing competition from both domestic and foreign competitors and has significant future debt service obligations. See
"Business -- Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity, Capital Resources and Outlook."

     The Company, though current with its payables, expects that without relief from its vendors and additional financing that it will experience a severe liquidity shortage in the near future. See "Management's Discussion and Analysis of Financial Conditions and Operating Results -- Liquidity, Capital Resources and Outlook."

OPERATIONS

     The Company's operations constitute one line of business with several classes of products, including wide flange beams, channels, angles, merchant bars and rod.

     Raw steel is produced using the electric arc furnace process. Semi-finished steel is made by continuous casting into billets and blooms. In February 11, 2000 the Company completed the construction of a new furnace to replace two of the existing furnaces at a cost of $16.5 million.

     Finished products are rolled from the semi-finished steel through a series of reduction mill processes. These products include wide flange beams, channel and angle products and merchant bars and bar shapes, which are sold nationally to steel fabricators, distributors and original equipment manufacturers, including industrial and agricultural machinery manufacturers. The Company sells its output principally through Company personnel and independent sales agents to customers located throughout the United States. In addition, semi-finished products are sold to other steel producers when production capabilities and market conditions exist.

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

     In past years, 40%-50% of the Company's steel rod production has been utilized in the manufacture of the Company's rod and wire products, while the remaining rod production was sold to other manufacturers of wire products. With the Company's exit from the fabricated wire products business in the first quarter of fiscal 1999, the Company now consumes approximately 10% of its rod production. The Company sells its rod products largely to the construction industry in the upper Midwest region of the United States. Manufacturers' wire is sold directly to manufacturers of a variety of products, such as fan guards, automotive door rods, shopping carts and dishwasher baskets.

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

COMPETITION

     The Company competes with a number of domestic minimills and steel imports. The Company does not compete against any integrated steel producers, nor does it participate in the flat rolled steel market. In the Company's medium and heavy structural product range, the Company believes its principal competitors are Nucor-Yamato Steel Company and Chaparral Steel Company. In the light structural shape market, a number of domestic minimills compete with the Company, including Bayou Steel Corp., Birmingham Steel, Chaparral Steel, North Star Steel Co. and Nucor Corporation. With the strength of the U. S. dollar and a relatively strong
U. S. economy compared to other countries, foreign exports of structural steel into the United States increased dramatically during calendar 1998 and into early calendar 1999. During fiscal 1999, the Company experienced significant declines in shipments of structurals as the lower priced imports captured market share from domestic producers. During fiscal 1999, structurals pricing fell approximately 25% from the near record highs experienced in fiscal 1998.

     On July 7, 1999 the domestic structurals producers filed an anti-dumping suit with the Federal Trade Commission (the "Commission"). The Commission ruled on August 23, 1999, finding in favor of the domestic industry and sending the case into an injury investigation phase. The Commission, in a 6-0 vote, found injury or threat of injury to the U. S. industry by Japan and Korea. The Department of Commerce imposed duties of 32-65%, and 15-45% applied to imports from Japan and Korea, respectively. As a result, imports from these countries have declined dramatically. Overall, imports have been increasing at an accelerating rate since the second quarter 2000 as a result of the decline in the value of the Euro and prices in the U. S. markets.

     During calendar 1999, competitors of the Company completed construction of three new structural steel mills located in South Carolina, Virginia and Georgia. These mills are expected to add up to as much as 1.9 million tons of capacity by calendar year 2001 across a broad range of structural products, many of which are currently produced by the Company. Additionally, a potential new competitor to the Company,

Steel Dynamics Inc., announced its intention to build a new structural rolling mill in Indiana which, if built, would add an additional 900,000 tons of new capacity. As of November 2000, construction of this rolling mill had not begun. In contrast to the Company's mills which were installed 20 or more years ago, these new mills will be modern, state-of-the-art operations with lower costs than the Company's (including lower overall labor costs from reduced man-hour inputs resulting from more efficient manufacturing equipment). Moreover, if the Steel Dynamics mill is built, it will erode the freight advantage the Company presently enjoys with its Midwest customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- First Quarter Fiscal 2001" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity, Capital Resources and Outlook."

     The market for rod products in which the Company competes is generally concentrated in the Midwest region of the United States in which the Sterling Operations are located. This concentration results from significant foreign exports of rod into the other regions of the United States and the relatively high freight costs as compared to product values on wire products. The Company's domestic competitors in the rod market include G.S.T., Rocky Mountain Steel L.P., Keystone Steel & Wire Co. ("Keystone") and North Star Steel Co. During calendar 1999 and into calendar 2000, imports of rods into the Unites States have increased dramatically. On December 29, 1998 domestic steel producers, including the Company, filed a trade case with the Commission. On May 12, 1999 the Commission ruled favorably for the domestic industry and sent the case into an injury investigation phase. On May 12, 1999 the investigations were completed and recommendations were sent to the President and his final decision was due on September 27, 1999. On February 11, 2000, the President made his final decision and imposed a tariff on imports in excess of 1.58 million tons per year. The President's decision appears to have had minimal effect on imports and pricing. In fact for the first eight months of calendar 2000 rod imports exceeded the levels in 1998 and 1999 for the same period resulting in further price deterioration. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- First Quarter Fiscal 2001."

BACKLOG

     As of September 30, 2000, order backlog, all of which is expected to be filled in fiscal 2001, totaled approximately $56 million compared with approximately $69 million as of September 30, 1999.

SALES BY PRODUCT TYPE

     In fiscal 2000, sales to one rod customer accounted for 10.1% of total dollar net sales. During the fiscal years ended July 31, 1999 and 1998, no single customer accounted for more than 10% of total dollar net sales. Sales to the Company's ten largest customers accounted for approximately 43% of total net dollar sales in fiscal 2000. Total foreign sales accounted for approximately 2% of total net sales in fiscal 2000.

     For the fiscal years indicated below, the approximate percentage of net sales contributed by each class of similar products is as follows:

                                                             2000       1999       1998
                                                             ----       ----       ----
Product Group
  Structural...........................................       53.8%      46.4%      42.5%
  Merchant bar.........................................       14.5       15.8       13.0
  Semi-finished........................................         --        3.7       12.1
  Wire Products........................................        4.1       12.3       17.9
  Rod..................................................       27.6       21.8       14.5
                                                             -----      -----      -----
       Total...........................................      100.0%     100.0%     100.0%
                                                             =====      =====      =====

EMPLOYEES

     As of July 31, 2000, there were approximately 1,500 active employees of the Company, approximately 1,250 of which are members of three collective bargaining units. The majority are members affiliated with the

United Steelworkers of America ("USWA"), and the remainder are represented by one local union affiliated with the United Plant Guard Workers of America and one local union affiliated with the International Brotherhood of Teamsters. Currently, the Company is party to a collective bargaining agreement with the USWA for employees in Sterling and Rock Falls, Illinois. This agreement expired on August 1, 2000, but has been extended to November 29, 2000 pending completion of financing for the Company's Strategic Plan. The USWA is strongly supportive of the Company's new strategic plan. With the union and the Company working together to implement the new strategic plan, the Company and the USWA entered into a new collective bargaining agreement that is subject to the Company obtaining financing for the construction of the New Mill in Sterling, Illinois. As a result, the Company has enjoyed improved relationships with both the union and its employees. If the financing is obtained and the new agreement becomes effective, it will extend to October 31, 2003 with a no-strike, no lockout provision for an extension, with interest arbitration, to October 31, 2006. The two remaining bargaining units are party to collective bargaining agreements with the Company, of which the United Plant Guard expires in fiscal 2003 and the Teamsters expires in fiscal 2001.

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

     The Company has also been cited by the USEPA for alleged violations of clean air standards under the 1990 Clean Air Act ("CAA") and other requirements at its Sterling furnace operations. On October 22, 1997, the Company was notified by the U. S. Department of Justice ("DOJ") that it intended to file suit against the Company for alleged violations of the CAA. The Company and the DOJ have agreed to settle this claim and are scheduled to present the agreement in court on November 16, 2000. The agreement requires the Company to pay a civil penalty of approximately $.6 million, which has been fully accrued as of July 31, 2000, and achieve and maintain compliance with the CAA through capital expenditures that the Company has incurred at July 31, 2000, for $12.3 million. The Company would also undertake several Supplemental Environmental Projects that could total $1.0 million in capital expenditures. In compliance with the consent decree, on October 8, 2000 the Company removed from operations the #6 furnace which was originally cited for the violations discussed.

     The Resource Conservation and Recovery Act ("RCRA") regulates the disposal of emission control sludge/dust from electric arc furnaces ("K061"), a waste stream generated in significant quantities at the Sterling Operations. The Company is complying with RCRA with respect to K061 by using a third party to chemically stabilize this waste before its disposal. Fiscal 2000 expenses in connection with such services were approximately $3.0 million. This chemical stabilization process allows the Company to use the fully permitted hazardous waste landfill at the Sterling Operations for disposal of the stabilized K061.

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

     Plant 1, comprising 641,081 square feet of floor space, consists of a wire mill with equipment for processing rod and drawing, galvanizing and annealing wire. A significant portion of this facility was idled during fiscal 2000 due to the Company's decision to exit the majority of its wire products business.

     Located in Plant 2 are liquid metal producing facilities, with more than
2.4 million tons annual capacity, consisting of two 400-ton electric furnaces. Also located at Plant 2 is a six-strand bloom continuous caster and an eight-strand billet continuous caster, as well as the 12" rod mill. The continuous casters have a combined capacity of approximately 1,900,000 tons and the rod mill has a 440,000 ton capacity. Within this plant is the jumbo beam caster which provided beam blanks to the Houston structural mill and is operated periodically for one section size utilized on the 24" mill. It is anticipated that the jumbo beam caster will not be required to supply beam blanks to the New Mill and will be idled at that time. At present, this plant comprises 961,318 square feet of floor space.

     Plant 3 consists of a 24" structural mill, with a total annual capacity of 440,000 tons. The plant comprises approximately 900,000 square feet of floor space.

     Manufacturing facilities for the production of welded wire products are located at the Rock Falls Plant 4, which consists of 397,880 square feet. This facility was idled during fiscal 2000 due to the Company's decision to exit the majority of its wire products business. Portions of this facility are currently leased to another company.

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

     Pursuant to the Company's Credit Facility, the Company has granted mortgages on all of the Company's real estate and security interests in its other assets, including equipment and fixtures.

ITEM 3. LEGAL PROCEEDINGS

     Information on legal proceedings is contained on page 37 in the "Commitments and Contingent Liabilities" Note to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 21, 2000 at the Annual Meeting, the shareholders approved (i) a one-for-ten reverse stock split, (ii) issuance of common stock representing 70% of the Company's outstanding common stock in connection with the exchange offer made to the holder of the Senior Notes, (iii) a pre-packaged bankruptcy plan, should the filing of such a plan be necessary to effectuate the exchange offer,
(iv) the adoption of the 2000 Stock Incentive Plan and (v) the election of six directors. The implementation of the reverse stock split and the issuance of common stock in exchange for the Senior Notes is subject to the Company's ability to obtain financing for the construction of the New Mill.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     At October 15, 2000, 24,484,823 shares of common stock were issued and outstanding and held by approximately 1,300 registered holders.

     The Company does not expect to pay dividends on the common stock during the foreseeable future. The Company's existing credit facility as of July 31, 2000 prohibits the payment of any dividends. The indenture relating to the 9 1/2% Senior Notes due 2001 of the Company also restricts the payment of dividends. Since the initial public offering of June 12, 1993, there have been no dividends paid on the common stock.

     The Company's common stock was traded on the NASDAQ stock market under the ticker symbol NWSW until December 17, 1999. Since December 17, 1999 the Company's common stock has been traded on the over-the-counter bulletin board (sponsored by the Nasdaq National Market, Inc.), under the symbol NWSW. The range of common stock sales prices for each of the quarters during the past two fiscal years (as reported by NASDAQ) are set forth under the caption "Quarterly Financial Data" included in this Annual Report on Form 10-K in the rows captioned "Stock Price Range".

     The Company currently does not meet the requirements for listing of its common stock for trading on the Nasdaq National Market. The Nasdaq stock market requires that the minimum bid price of the Company's common stock be equal to or greater than $1.00 per share. In connection with the Company's strategic plan, the Company has received approval from the shareholders for a reverse stock split which is intended to bring the Company into compliance with the listing requirements of the Nasdaq National Market. There can be no assurances, however, that this will be sufficient to gain relisting with Nasdaq.

ITEM 6. SELECTED FINANCIAL DATA
(IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                                        FISCAL YEARS ENDED JULY 31,
                                     ------------------------------------------------------------------
                                       2000           1999          1998           1997          1996
                                       ----           ----          ----           ----          ----
STATEMENT OF OPERATIONS DATA:
Net sales..........................  $365,269       $349,345      $596,437       $640,980      $661,069
Cost of goods sold (excluding
  depreciation)....................   359,275        339,527       496,906        587,245       588,774
Selling and administrative
  expenses.........................    15,439         11,350        13,017         13,546        11,920
Non-recurring items................        --         43,777(2)         --         92,943(4)         --
Operating (loss) profit............   (23,648)       (59,785)(2)    68,966        (78,581)(4)    35,587
Interest expense...................    13,477         12,846        16,372         20,031        18,583
(Loss) income before income
  taxes............................   (35,672)       (71,304)       68,918(3)     (98,420)       17,167
Net (loss) income..................  $(83,257)(1)   $(45,347)(2)  $ 41,696       $(63,120)(4)  $ 20,670(5)
Net (loss) income per common
  share............................     (3.40)(1)      (1.85)(2)      1.70          (2.54)(4)      0.83(5)
OTHER DATA:
Capital expenditures...............  $ 48,188       $ 15,760      $ 12,069       $ 17,435      $ 36,269
EBITDA(6)..........................  $ (9,445)(1)   $(45,309)(2)  $ 86,514       $(52,754)(4)  $ 60,375
Total Tons Shipped (000's).........     1,112          1,040         1,558          1,686         1,668
Active employees...................     1,469          1,613         1,945          2,100         2,339

                                                                AT JULY 31,
                                     ------------------------------------------------------------------
                                       2000           1999          1998           1997          1996
                                       ----           ----          ----           ----          ----
BALANCE SHEET DATA:
Current assets.....................  $ 83,123       $129,258      $190,121       $184,210      $190,279
Plant and equipment -- net.........   154,796        122,012       152,460        158,004       241,189
Other assets.......................    21,927         67,139        40,618         47,574        18,445
                                     --------       --------      --------       --------      --------
Total assets.......................  $259,846       $318,409      $383,199       $389,788      $449,913
                                     ========       ========      ========       ========      ========
Current liabilities................  $176,423       $ 64,755      $ 78,459       $ 93,015      $113,137
Long term debt.....................    34,236        115,628       116,141        163,450       153,646
Other long term liabilities........    85,618         91,200       101,899         82,852        77,114
Deferred income taxes..............        --             --            --             --            --
Shareholders' (deficit) equity.....   (36,431)        46,826        86,700         50,471       106,016
                                     --------       --------      --------       --------      --------
Total liabilities and shareholders'
  (deficit) equity.................  $259,846       $318,409      $383,199       $389,788      $449,913
                                     ========       ========      ========       ========      ========
Working (deficit) capital..........  $(93,300)      $ 64,503      $111,662       $ 91,195      $ 77,142
                                     ========       ========      ========       ========      ========

NOTES FOR SUMMARY OF SELECTED FINANCIAL DATA

(1) Net income included a $47.6 million or $1.94 per share charge due to the writeoff of deferred tax assets which are now more likely than not to expire before realization.

(2) Reflects a pre-tax charge of $37.2 million ($23.7 million after-tax, or $.97 per share) related to the closure of a majority of the wire products division, as well as a pre-tax charge of $8.2 million ($5.2 million after-tax, or $.21 per share) for the sale of the Hickman facility. Additionally, reflects a pre-tax charge of $.9 million ($.6 million after-tax, or $.02 per share) for the sale of the Houston facility.

(3) Includes other income of $9.7 million and $5.2 million related to a settlement with three of the Company's electrode suppliers and property tax settlement paid in earlier years, respectively.

(4) Reflects a pre-tax charge of $92.9 million ($59.9 million after-tax, or $2.40 per share) related to the closure of the Houston structural mill.

(5) Net income included a $10.4 million or $.42 per share tax benefit due to recognition of certain deferred tax assets which were more likely than not to be realized.

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

                           FORWARD LOOKING STATEMENTS

     Except for historical information matters discussed herein contain forward-looking information and describe the Company's belief concerning future performance, business conditions and outlook based on currently available information. The Company has identified these "forward-looking" statements by words such as "anticipates," "expects," "believes," "estimates" and "appears" and similar expressions. Risk and uncertainties which could cause actual results of performance to differ materially from those expressed herein include the following: a significant downturn in the domestic steel industry generally; unanticipated material problems directly affecting the Company; volumes of product and product shipments; changes in product mix and pricing; costs of scrap steel and other raw material inputs; changes in domestic manufacturing capacity; the level of non-residential construction and overall economic growth in the United States; the level of imported products in the Company's markets; changes in legislative or regulatory requirements; the ability to have the Company's new furnace become fully operational and to perform in accordance with specifications; modernizing or replacing the Company's exiting rolling mills; the need to obtain noteholder approval for a renegotiated exchange offer; the need to obtain sufficient financing with acceptable terms so that the Company can construct the new mill as part of its strategic plan and meet its other financial obligations; and the Company's ability to improve its current liquidity shortage. The Company assumes no obligation to update the information contained herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

     Fiscal 2000. Net sales for fiscal 2000 were $365.3 million, an increase of $15.9 million or 5% from fiscal 1999. Revenues increased in fiscal 2000 primarily as a result of an increase in shipped tons of approximately 7%. Rod and wire shipments increased 13% over 1999, as the Company began to ship more rods in the aftermath of the closure of a major portion of the Wire Products Division and the sale of the Hickman plant during fiscal 1999. Structural shipments increased 17% over 1999, as imports declined due to the effects of the trade cases filed in fiscal 1998. The fiscal 2000 gains may be short-lived as imports of all steel products into the country increased 20% during the first half of calendar 2000. All of these new tons, coupled with increased domestic capacity have taken a toll on recent pricing. Pricing of the Company's rod products were relatively stable during fiscal 2000, while wire pricing declined 20% due to the product mix after the discontinuance of some of the high end wire products. Recent developments in the marketplace, however, have dropped the pricing for rods by approximately 4% for October 2000 relative to the prices in effect for fiscal 2000. Pricing for fiscal 2000 for bars declined 5% from fiscal 1999 levels while structurals improved by 3%. However, similar to pricing in rods, recent activities in the market during the first quarter of fiscal 2001 have reduced bar and structural prices also. Prices for bars during October are down another 6% from fiscal 2000 levels, while structurals are down 4% from fiscal 2000 levels. With the increase in supply to the market, the Company can make no assurances that pricing will stabilize at these levels and could decline even more. The Company sold no semi-finished steel during the year in preparation for an outage to install new equipment in the furnace shop during fiscal 2000.

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

COST OF GOODS SOLD

     Fiscal 2000. Cost of goods sold (excluding depreciation) as a percentage of net sales increased slightly from approximately 97% in fiscal 1999 to approximately 98% in fiscal 2000. This increase resulted primarily from a 1% decrease in average selling prices for fiscal 2000. The Company installed a new furnace ("New Furnace") in February 2000 and experienced multiple problems in bringing the equipment up to operating levels necessary to idle two of its older, higher operating cost furnaces. In May 2000, the New Furnace was involved in a fire resulting in further delays to the operating schedule. As a result the Company was forced to purchase semi-finished steel from other producers to supply all of its rolling mills for May 2000 and part of June 2000. The situation adversely affected cost of goods sold since the semi-finished steel must be purchased at a higher cost than it cost the Company to produce its semi-finished steel from raw materials. The Company has seen recent improvements in the operating level of the new furnace. The furnace has achieved melting times of less than two hours at times, and improvements in electricity consumption and electrode usage compared to the older furnace. While the Company's principal raw material, steel scrap, decreased in cost by approximately 9% in 2000 compared to 1999, the sales price decreases that occurred erased the benefit from scrap price declines.

     Fiscal 1999. Cost of goods sold (excluding depreciation) as a percentage of net sales increased from approximately 83% in fiscal 1998 to approximately 97% in fiscal 1999. This increase resulted primarily from the loss of volume and decrease in selling prices for fiscal 1999. Operating efficiencies achieved in the production departments during the record levels of operations in 1998 eroded in 1999. Cost of goods sold increased because the reduced operations were unable to absorb fixed costs to the levels achieved in fiscal 1998. While the Company's principal raw material, steel scrap, decreased approximately 20% in 1999 compared to 1998, sales price decreases exceeded the scrap price declines by over 100%.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses were $15.4 million in fiscal 2000 compared to $11.4 million in fiscal 1999. The increase resulted primarily from higher professional fees in connection with the proposed exchange offer and the Emergency Steel Loan Guarantee efforts.

     Selling and administrative expenses were $11.4 million in fiscal 1999 compared to $13.0 million in fiscal 1998. The decrease resulted primarily from the closure of a majority of the Wire Products operations.

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

     As of the closure of the wire fabricating operations, approximately $9.9 million in related fixed assets were identified by the Company. A significant amount of the identified fixed assets were reconfigured to be utilized in the Company's on-going operations. The asset impairment charge for the wire operations includes primarily machinery and equipment utilized in the wire operations that cannot be utilized elsewhere in the Company's on-going production process. The net book value of the impaired fixed assets was $4.1 million. Due to the age of these wire fabricating fixed assets, the Company did not believe it was likely that they would recover a significant portion of the remaining net book value. In the fourth quarter of 1999, the Company amended their original asset impairment estimate based on actual proceeds received on the sale of the wire operations fixed assets of $1.9 million. This reduced the non-recurring charge by $1.7 million.

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

     The closure of the wire mill resulted in the termination or retirement of employees, consisting primarily of hourly wire mill workers covered under the Company's current collective bargaining agreement with the Company's union as well as certain salary administrative personnel affiliated with the wire mill. The employee termination charge consists of a pension curtailment charge, a post-retirement curtailment charge, special termination benefits required pursuant to the existing collective bargaining agreement, severance, vacation pay and WARN pay. Approximately 100 hourly employees included in the original estimate of terminations were able to find employment elsewhere within the Company's steel operations, resulting in lower employee termination expense than originally estimated (primarily WARN pay, severance and vacation pay). Approximately 150 employees elected the retirement option (as opposed to approximately 135 included in the original estimate) pursuant to the collective bargaining agreement resulting in higher employee retirements than originally estimated. The net impact of lower employee terminations and higher employee retirements resulted in the Company reducing its employee termination charge by approximately $2.7 million in the third quarter of fiscal 1999. As of July 31, 2000, the Company has remaining reserves of approximately $1 million for unpaid employee termination expenses, which are expected to be spent during the next two fiscal years. The number of employees terminated through July 31, 2000 was 226.

     The "Other" charge associated with the closure of the wire fabricating operation includes the write-off of wire mill deferred expenses as of the closure date and an estimate of expenses related to the clean up of the facility. As of July 31, 2000, substantially all of the "Other" charges have been expended.

     The estimated annual revenue and net operating losses related to the wire operations that will not be continued are $72.6 million and $3.9 million, respectively. These amounts have been estimated by utilizing the 1998 results for the wire operations.

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

OPERATING PROFIT

     Fiscal 2000. Operating profit decreased from a $13.5 million loss in fiscal 1999 to a $23.6 million loss in fiscal 2000 excluding the one-time, non-recurring charges of $46.3 million in fiscal 1999. The $4.0 million increase in selling and administrative expenses and the average decline in selling prices account for the change in operating profit.

     Fiscal 1999. Operating profit decreased dramatically from a $69.0 million profit in fiscal 1998 to a $13.5 million loss in fiscal 1999, excluding the one-time, non-recurring charges of $46.3 million. The substantial increase in imports contributed greatly to the significant year to year change in comparison to the fiscal 1998 results, which were the highest profit levels in the Company's history.

INTEREST EXPENSE

     Fiscal 2000. Interest expense increased by $.7 million from $12.8 million in fiscal 1999 to $13.5 million in fiscal 2000 due to increased borrowings resulting from higher spending for capital additions for the new furnace and pollution control equipment, as well as an overall decline in operating results. Capitalized interest was $.9 million for fiscal 2000 in comparison to $.3 million for fiscal 1999.

     Fiscal 1999. Interest expense was $12.8 million for fiscal 1999, a $3.6 million decrease compared to fiscal 1998. The decrease in interest expense is primarily due to decreased borrowings resulting from improved working capital management, asset sales and decreases in long-term debt for payments made in the fourth quarter of fiscal 1998. Capitalized interest was $0.3 million for 1999. No interest was capitalized during fiscal 1998.

INTEREST AND OTHER INCOME

     Fiscal 2000. Interest and other income increased by $.1 million for fiscal 2000 in comparison to fiscal 1999.

     Fiscal 1999. Interest and other income decreased by $15.0 million in fiscal 1999 to more historical levels. Other income in fiscal 1998 was significantly higher than is customary for the Company due to the settlement of claims against electrode suppliers regarding prices paid for graphite electrodes in fiscal 1998 and earlier years resulting in a $9.7 million benefit. Additionally, the Company also recognized a $5.2 million benefit for recovery of disputed property tax payments made in earlier years.

INCOME TAXES

     Fiscal 2000. During fiscal 2000, the Company did not record any income tax benefits relating to the current year's pretax losses as management believes that the available objective evidence creates sufficient uncertainty regarding the realizability of these benefits. Additionally, based on two consecutive years of losses and the Company's liquidity shortage (See "Current
Developments" -- Note to Consolidated Financial Statement), the Company recorded a valuation allowance of $47.6 million during the fourth quarter of fiscal 2000 which fully offsets the prior year net deferred tax asset balance.

     Fiscal 1999. The pre-tax losses of $71.3 million in fiscal 1999 resulted in a benefit from taxes of $26.0 million in comparison to $27.2 million in tax provisions for the $68.9 million profit in fiscal 1998.

NET (LOSS) INCOME

     Net loss of $83.3 million or $3.40 per share in fiscal 2000 compares to a net loss of $45.3 million or $1.85 per share in fiscal 1999.

     Net loss of $45.3 million or $1.85 per share in fiscal 1999 compares to net income of $41.7 million or $1.70 per share in the prior year.

ENVIRONMENTAL MATTERS

     The Company is subject to various federal, state and local laws and regulations. See "Commitments and Contingencies" Note to the Consolidated Financial Statements and "Business -- Environmental Compliance."

YEAR 2000

     The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. The Company believes that its efforts to identify and resolve all significant Y2K issues was successful. The total cost of these Y2K compliance activities, costing less than $1.0 million, was not material to the Company's financial position or its results of operations and have all been expensed as incurred.

FIRST QUARTER FISCAL 2001

GENERAL ECONOMIC ENVIRONMENT

     In general, the entire domestic steel industry has been under siege from imports. Without some political action, or change in the marketplace, it is likely that the Company will continue to feel pricing pressure as the domestic market feels the impact of an oversupply of steel products. Specifically, the Company's structural and bar products are also under pressure from new domestic supply created from the construction of several new plants. See
"Business -- Competition." Interest rates have increased and natural gas, one of the Company's larger expenses, continues to increase in price. Not only has the demand for steel not kept pace with the rapid growth in supply from domestic and foreign producers, but the Company now believes that the demand will likely soften in the near term.

BARS AND STRUCTURALS

     During the fourth quarter of fiscal 1999, the Company and other domestic competitors filed a trade case with the International Trade Commission ("the Commission") against four foreign countries accused of illegal dumping of wide flange beams in the United States. In the first quarter of fiscal 2000, the Commission ruled in favor of the domestic suppliers against two of the countries accused of illegal dumping, Japan and South Korea. On July 31, 2000, the Commission levied duties of 65% and 25% against Japan and South Korea, respectively. These actions improved the supply/demand equation in comparison to fiscal 1999 and boosted wide flange beam selling prices back to approximately 90% to 95% of fiscal 1998 record levels. However, non-wide flange structural steel imports have increased dramatically during the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001. The increase in imports coupled with added domestic supply from the addition of new capacity to the market have dramatically reduced current pricing for the Company's bar and light structural shapes by approximately 11% in comparison to fiscal 2000 pricing. Order backlog has dropped substantially as the Company's customers have ample avenues of supply with the current market.

RODS AND WIRE

     In the second quarter of fiscal 1999, the Company and several other domestic suppliers filed a trade case with the Commission against several countries for illegal dumping of rods into the United States. The Commission ruled in favor of the domestic industry and sent recommendations to the President in February, 2000. The President imposed a tariff of $20/ton on imports of rods in excess of 1.58 million tons per year for the next three years. The President's actions resulted in a 6% price increase in the fourth quarter of fiscal 2000. However, the tariffs decline each year for the next three years, therefore, there can be no assurances that the recent increase in price will last if the tariffs are not strong enough to deter future import growth. Recent market activities have negatively impacted rod pricing with a price decrease of approximately 5% as imports continue to flow.

OPERATIONS

     The Company has also experienced operating difficulties with the furnace. In early September 2000, the transformer that powers the new furnace failed, interrupting the production cycle. The Company was forced to purchase some semi-finished steel to keep the rolling mills operating. However, before the purchased steel could arrive, the Company experienced outages on each of the three rolling mills for lack of semi-finished steel to operate. In mid-October 2000, the Company was able to restart the New Furnace with a spare transformer. The spare transformer does not have all the technical advancements of the failed transformer and may require the Company to operate one of the less efficient and more costly furnaces intermittently for several months until the failed transformer is repaired and re-installed. It is anticipated that the repaired transformer will not be placed back into service until the third quarter of fiscal 2001.

LIQUIDITY, CAPITAL RESOURCES AND OUTLOOK

LIQUIDITY AND CAPITAL RESOURCES

     The operations of the Company used $6.8 million in fiscal 2000 in comparison to fiscal 1999 when operations consumed $16.2 million. The decrease in consumption of cash is substantially attributable to the effects of better accounts payable and inventory management. The working capital ratio was 0.47 to 1 and 2.0 to 1 at July 31, 2000 and 1999, respectively.

     Net cash used in investing activities amounted to $43.9 million in fiscal 2000 and $0.3 million in fiscal 1999. The Company increased spending on capital programs in fiscal 2000 for significant capital commitments resulting from studies the Company undertook in fiscal 1998 to replace its rolling mills in Sterling, Illinois and construction of the New Furnace. These studies were in response to announced competitor capacity increased in structural steel products expected to be operational by the end of calendar 1999. This increase in cash used consumed the cash reserves that the Company had at the end of fiscal 1999 and required new borrowings against the Company's revolving loan facility to fund the balance of the capital expenditures.

     Cash provided by financing activities in fiscal 2000 was $12.6 million compared to net cash provided by financing activities of $19.0 million in fiscal 1999. With the significant level of cash generated from earnings in 1998, the Company fully repaid its then existing Rollover Term Loan balance at July 31, 1998, without any prepayment penalties (see Notes to Consolidated Financial Statements entitled "Debt and Credit Agreements"). On October 5, 1999 the Company entered into a new revolving credit facility ("Credit Facility") for $65 million with Fleet Capital Corporation (see "Current Developments" Note to the Consolidated Financial Statements). As of July 31, 2000, the Borrowing Base was equal to $52.2 million, with borrowings of $33.5 million. The amount which the Company could borrow was reduced by $10.4 million in letters of credit and a $5.0 million hold-back, leaving $3.3 million available to borrow on July 31, 2000. At July 31, 2000, the Company was in compliance with its bank covenants. The Company is required to submit weekly Borrowing Base Certificates when availability falls below $20.0 million. Most recently, the weekly Borrowing Base Certificates are adjusted on a daily basis to reflect the impact of prior day collections and sales in order to determine borrowing capacity on a daily basis. On November 7, 2000, the Borrowing Base was equal to $50.8 million with borrowings of $34.4 million. The amount which the Company could borrow was reduced by $10.2 million in letters of credit and $5.0 million hold-back, leaving $1.2 million available to borrow as of November 7, 2000. At November 7, 2000, the Company was in compliance with its bank covenants. The Company is at or near its maximum draw, which fluctuates, under the Credit Facility. Although the Company is current with its payables, recently some vendors have expressed concern in supplying future needs on credit terms. The Company expects that without relief it will experience a severe liquidity shortage in the near future. As of November 10, 2000, the Company was overdrawn on its revolving line of credit by $0.8 million. As the Borrowing Base Certificates are adjusted on a daily basis to reflect the impact of prior day collections and sales, the availability on the revolving line of credit may change in the near term. As of November 10, 2000, the Company was in compliance with its bank covenants. Efforts are underway to relieve and resolve the liquidity problem and are described below in "-- Outlook."

OUTLOOK

     The Company faces a number of serious challenges, including increased competition, that have had a material adverse effect on its liquidity and capital resources. During 1998, competitors of the Company began construction of three new structural steel mills. These mills have already added 1.9 million additional tons of capacity and are expected to be running at the 1.9 million ton rate by mid calendar year 2000 across a broad range of structural products, many of which are currently produced by the Company. Additionally, a potential new competitor to the Company, Steel Dynamics, Inc., announced its intention to build a new structural rolling mill in Indiana which if built, would add an additional 900,000 tons of new capacity; as of November 2000, construction of this rolling mill had not begun. See "Business -- Competition". In contrast to the Company's mills which were installed 20 or more years ago, these new mills are or will be modern, state-of-the-art operations with lower operating costs than the Company's (including lower overall labor costs from reduced man-hour input resulting from more efficient manufacturing equipment).

     To become more competitive with foreign manufacturers and increasingly efficient domestic competitors, the Company has implemented a strategic plan to modernize its facilities and operations. The key theme of the strategic plan is to be a low-cost producer in the Company's core and chosen markets by modernizing facilities and improving operating efficiency. The strategic plan does not rely on capacity increases or incremental sales to achieve its goals. The elements of the strategic plan are as follows:

     - Construct a new, more efficient, low cost mill to replace the Company's existing 14" and 24" rolling mill capacity at its Sterling, Illinois facility.

     - Implement a new collective bargaining agreement with the Company's union.

     - Modernize the Company's existing melting capabilities with the construction of a new furnace.

     - Implement a maintenance program to rationalize the Company's existing maintenance operations.

     - Implement a total quality management program.

     The Company has achieved success in implementing a number of elements of its strategic plan. The Company has entered into the new collective bargaining agreement which is subject to the Company obtaining financing for the construction of the New Mill, see "Business -- Employees". The Company is implementing the total quality management and maintenance programs, and has constructed the new furnace which replaced two of the existing furnaces, but has experienced a number of difficulties with the ramp up of the new furnace, including the supporting equipment, which has impacted the new furnace's utilization and prevented operating the new furnace at its capacity. See
"-- Cost of Goods Sold -- Fiscal 2000" and "-- First Quarter Fiscal
2001 -- Operations." The Company also expended considerable effort and $20.3 million in preparing to construct the new mill, including equipment and construction engineering, purchase of equipment and site preparation. The Company, however, cannot commence construction of the New Mill until construction financing is in place.

     Since early calendar 1999, the Company has been attempting to finance the modernization construction, but as yet has not been able to obtain the necessary financing because of poor operating results caused largely by imports and because of the severely constrained credit markets which traditionally provide funding to steel companies. The Company received a guaranty under the Guarantee Act for 85% of a $170 million loan. The Company has been informed that the Guarantee Board as of early November 2000 is considering improving the form of guarantee it will issue as well as other changes in the regulations that should assist the Company in securing satisfactory financing. The Company has been and is diligently pursuing the financing necessary to complete the modernization program although there is no assurance it will be successful.

     The Company also has significant future debt service obligations, primarily consisting of $115.0 million of Senior Notes scheduled to be redeemed on June 15, 2001, and significant unfunded employee benefit obligations. In late 1999, the Company reached an agreement in principle with the representatives of an unofficial committee of holders of senior notes to exchange outstanding notes for $52.5 million in cash and common stock of the Company representing 70% of the issued and outstanding common stock of the Company after the issuance. The Company extended a formal exchange offer on those terms in December 1999. This offer is contingent upon, among other things, 95% acceptance by the Senior Note holders, shareholder approval which occurred on March 21, 2000 and the Company's ability to obtain a guarantee under the Guarantee Act sufficient to finance the modernization project. If the financing is approved but less than 95% of the holders of the Senior Notes accept the exchange offer, the Company may implement the exchange through a pre-packaged Chapter 11 bankruptcy, if the plan is approved by one-half in number and two-thirds in value of the Senior Notes that actually vote on the plan. As of October 25, 2000 approximately $91.7 million in aggregated principal amount, or approximately 79.7% of the outstanding Senior Notes, had been tendered pursuant to the exchange offer.

     The Company recognizes that it will have to renegotiate the terms of the exchange offer with the holders of the Senior Notes. Discussions are ongoing with the unofficial committee, but no agreement has been reached as yet. The Company anticipates that the amount of cash to be paid to note holders will probably have to be eliminated and correspondingly the percentage of common shares to be issued to the holders of the Senior Notes will have to be substantially increased.

     The Company is at or near its maximum draw, which fluctuates under the Credit Facility. Although the Company is current with its payables, recently some vendors have expressed concern in supplying future needs on credit terms. The Company expects that without relief it will experience a severe liquidity shortage in the near future.

     To deal with these problems and to avoid a non-prepackaged bankruptcy filing that the Company believes will be costly and damaging to all its stakeholders, the Company is actively pursuing the following steps:

     First, the Company believes that constructing the New Mill is necessary for its long term viability. Accordingly, the Company continues to seek financing to take advantage of the government guarantee. The Company also believes that filing a non-prepackaged bankruptcy may seriously impede the Company's ability to use the guarantee. Thus, the Company is attempting to seek relief from its critical vendors to avoid a current liquidity shortage and is also in discussions with the unofficial committee of holders of the Senior Notes to restructure their obligations.

     With respect to its current liquidity shortage, the Company is:

     (i) asking critical vendors to ensure a continued supply of material. The Company has proposed relief by delaying payments for current amounts due and to commit to supplying future needs on normal trade terms which would be secured by a junior lien. This proposal is subject to approval by the Company's lenders and critical vendors.

     (ii) seeking additional loans from the State of Illinois and a junior secured lender in the combined amounts of $8 to $11 million. This proposal is subject to approval by the Company's lenders.

     With respect to its Senior Notes, the Company anticipates that it will have to reach an agreement with the holders providing them with substantially all of the common equity of the Company in exchange for their debt. The Company, moreover, will be unable to make the interest payment of $5.5 million to the holders of the senior note on December 15, 2000. The failure to pay interest would cause a default under the Senior Notes indenture agreement unless the Company and the holders of the Senior Notes agree upon terms to restructure the outstanding debt. The granting of the junior lien to its critical suppliers and the acceptance of any additional loans might also create a default under the indenture unless waived by the holders of the Senior Notes.

     If the Company is successful in these negotiations, it believes it will be able to avoid a non-prepackaged bankruptcy filing through July 2001 assuming no further significant deterioration in the domestic steel industry generally and no unanticipated material problems directly affecting the Company. By July 2001, the Company expects that it will know whether it can secure the loan necessary to construct the New Mill and solve its current liquidity problems. If the Company is unsuccessful in these efforts, it will most likely file for bankruptcy in the near future.

     Second, if the Company solves its current problems through July 2001 but is unable to obtain financing to construct the New Mill, it believes it will be able to continue operations for some undeterminable time until it can replace its existing mills with modern facilities. To accomplish this, it will have to reach agreement with the holders of its Senior Notes to exchange their debt for equity. It may also be necessary to involve other creditors in some restructuring so that the Company can continue operating. Most likely these restructurings will require a prepackaged or pre-negotiated bankruptcy filing. This scenario also assumes no further significant deterioration in the domestic steel industry generally and no unanticipated material problems directly affecting the Company.

     The Company is hopeful that some or all of these efforts will be successful and create value for its stakeholders and preserve the jobs of its workers and benefits for retired employees. There is no assurance, however, that these efforts will be successful and the Company may be forced into a bankruptcy filing that eventually leads to its liquidation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Consolidated Balance Sheets as of July 31, 2000 and 1999....     20
Consolidated Statements of Operations for the years ended
  July 31, 2000, 1999 and 1998..............................     21
Consolidated Statements of Shareholders' (Deficit) Equity
  for the years ended July 31, 2000, 1999 and 1998..........     22
Consolidated Statements of Cash Flows for the years ended
  July 31, 2000, 1999 and 1998..............................     23
Notes to Financial Statements...............................     24
Report of Independent Accountants...........................     42
Consolidated financial statement schedule for the years
  ended July 31, 2000, 1999 and 1998:
II -- Valuation and qualifying accounts.....................     43

                      NORTHWESTERN STEEL AND WIRE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                   AS OF JULY 31,
                                                                --------------------
                                                                  2000        1999
                                                                  ----        ----
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  1,250    $ 39,415
  Receivables, less allowances of $1,441 and $420,
     respectively...........................................      33,245      29,585
  Inventories...............................................      44,975      51,485
  Income tax receivable.....................................         266       4,806
  Other assets..............................................       3,387       3,967
                                                                --------    --------
       Total current assets.................................      83,123     129,258
PLANT AND EQUIPMENT, at cost, less accumulated depreciation
  of $186,513 and $173,175 respectively.....................     154,796     122,012
RESTRICTED CASH.............................................          --       2,060
DEFERRED INCOME TAXES.......................................          --      47,585
DEFERRED FINANCING COSTS....................................       1,049         869
OTHER ASSETS................................................      20,878      16,625
                                                                --------    --------
       Total assets.........................................    $259,846    $318,409
                                                                ========    ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $ 33,368    $ 17,482
  Accrued expenses..........................................      28,043      27,064
  Current portion of long term debt.........................     115,012      20,209
                                                                --------    --------
       Total current liabilities............................     176,423      64,755
LONG TERM DEBT..............................................      34,236     115,628
OTHER LONG TERM LIABILITIES.................................      85,618      91,200
                                                                --------    --------
                                                                 296,277     271,583
                                                                --------    --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, par value $1 per share:
     -- Authorized -- 1,000,000 shares
     -- Issued -- none......................................          --          --
  Common stock, par value $.01 per share:
     -- Authorized -- 75,000,000 shares
     -- Issued -- 24,905,424 shares.........................     123,973     123,973
  Retained (deficit)........................................    (155,079)    (71,822)
  Treasury shares, at cost; 420,601 shares..................      (5,325)     (5,325)
                                                                --------    --------
       Total shareholders' equity...........................     (36,431)     46,826
                                                                --------    --------
       Total liabilities and shareholders' equity...........    $259,846    $318,409
                                                                ========    ========

   The accompanying notes are an integral part of the consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA )

                                                                      YEARS ENDED JULY 31,
                                                                --------------------------------
                                                                  2000        1999        1998
                                                                  ----        ----        ----
Net sales...................................................    $365,269    $349,345    $596,437
                                                                --------    --------    --------
Cost and operating expenses:
  Cost of goods sold (excluding depreciation)...............     359,275     339,527     496,906
  Depreciation..............................................      14,203      14,476      17,548
  Selling and administrative................................      15,439      11,350      13,017
  Non-recurring item........................................          --      43,777          --
                                                                --------    --------    --------
     Total cost and operating expenses......................     388,917     409,130     527,471
                                                                --------    --------    --------
Operating (loss) profit.....................................     (23,648)    (59,785)     68,966
                                                                --------    --------    --------
Other income and expenses:
  Interest expense..........................................      13,477      12,846      16,372
  Interest and other income.................................      (1,453)     (1,327)    (16,324)
                                                                --------    --------    --------
     Total other income and expenses........................      12,024      11,519          48
                                                                --------    --------    --------
(Loss) income before income taxes...........................     (35,672)    (71,304)     68,918
Provision (benefit) for income taxes........................      47,585     (25,957)     27,222
                                                                --------    --------    --------
Net (loss) income...........................................    $(83,257)   $(45,347)   $ 41,696
                                                                ========    ========    ========
Net (loss) income per share.................................    $  (3.40)   $  (1.85)   $   1.70
                                                                ========    ========    ========
Net tons shipped............................................       1,112       1,040       1,558
                                                                ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                COMMON STOCK                                     ACCUMULATED                            TOTAL
                               $.01 PAR VALUE       COMPREHENSIVE                   OTHER        TREASURY SHARES    SHAREHOLDERS'
                            ---------------------      (LOSS)       RETAINED    COMPREHENSIVE   -----------------      EQUITY
                              SHARES      AMOUNT       INCOME        DEFICIT        LOSS        SHARES    AMOUNT      (DEFICIT)
                              ------      ------    -------------   --------    -------------   ------    ------    -------------
Balance at July 31,
  1997....................  24,903,424   $123,966                   $ (68,171)     $    --      420,144   $(5,324)    $ 50,471
Comprehensive Income
  Net income..............                            $ 41,696         41,696                                           41,696
  Change in minimum
    pension liability.....                              (5,473)                     (5,473)                             (5,473)
                                                      --------
Comprehensive Income......                            $ 36,223
                                                      ========
Treasury shares...........                                                                          457        (1)          (1)
Options exercised.........       2,000          7                                                                            7
                            ----------   --------                   ---------      -------      -------   -------     --------
Balance at July 31,
  1998....................  24,905,424    123,973                     (26,475)      (5,473)     420,601    (5,325)      86,700
Comprehensive Loss
  Net loss................                            $(45,347)       (45,347)                                         (45,347)
  Change in minimum
    pension liability.....                               5,473                       5,473                               5,473
                                                      --------
Comprehensive Loss........                            $(39,874)
                            ----------   --------     ========      ---------      -------      -------   -------     --------
Balance at July 31,
  1999....................  24,905,424    123,973                     (71,822)     $    --      420,601    (5,325)      46,826
                                                                                   =======
Comprehensive Loss
  Net loss................                                            (83,257)                                         (83,257)
  Treasury shares.........
                            ----------   --------                   ---------                   -------   -------     --------
Balance at July 31,
  2000....................  24,905,424   $123,973                   $(155,079)                  420,601   $(5,325)    $(36,431)
                            ==========   ========                   =========                   =======   =======     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      NORTHWESTERN STEEL AND WIRE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEARS ENDED JULY 31,
                                                                --------------------------------
                                                                  2000        1999        1998
                                                                  ----        ----        ----
Cash Flow From Operations:
  Net (loss) income.........................................    $(83,257)   $(45,347)   $ 41,696
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation...........................................      14,203      14,476      17,548
     Non-recurring item.....................................          --      46,291          --
     (Loss) gain on sale of plant and equipment.............        (995)         --          42
     Amortization of deferred financing costs and debt
       discount.............................................         651       1,340       1,321
     Deferred income tax expense (benefit)..................      47,585     (21,151)     18,894
     Decrease (increase) in income tax receivable...........       4,540      (4,793)      8,145
     (Increase) decrease in receivables.....................      (3,660)     22,472      15,171
     Decrease in inventories................................       6,510      27,486       2,686
     Decrease (increase) in other current assets............         580        (238)      1,644
     (Increase) in other assets.............................     (13,493)     (5,774)    (13,865)
     Increase (decrease) in accounts payable and accrued
       expenses.............................................      16,865     (37,908)     (7,147)
     Increase (decrease) in other long term liabilities.....       3,659     (13,056)     13,573
                                                                --------    --------    --------
          Net cash provided by (used in) operations.........      (6,812)    (16,202)     99,708
                                                                --------    --------    --------
Cash Flows From Investing Activities:
  Capital expenditures......................................     (48,188)    (15,760)    (12,069)
  Proceeds from sale of plant and equipment.................       2,195      17,519          23
  Decrease (increase) in restricted cash....................       2,060      (2,060)         --
                                                                --------    --------    --------
          Net cash used in investing activities.............     (43,933)       (301)    (12,046)
                                                                --------    --------    --------
Cash Flows From Financing Activities:
  Payments of long term debt................................     (92,130)       (612)    (89,817)
  Payments for deferred financing fees......................        (732)         --          --
  Proceeds from issuance of long term debt..................     105,442      19,600      35,000
  Exercise of stock options.................................          --          --           7
                                                                --------    --------    --------
          Net cash provided by (used in) financing
            activities......................................      12,580      18,988     (54,810)
                                                                --------    --------    --------
(Decrease) increase in cash and cash equivalents............     (38,165)      2,485      32,852
Cash and Cash Equivalents:
  Beginning of period.......................................      39,415      36,930       4,078
                                                                --------    --------    --------
  End of period.............................................    $  1,250    $ 39,415    $ 36,930
                                                                ========    ========    ========
Supplemental Disclosures of Cash Flow Information:
  Cash Paid (Received) During the Period For:
     Interest...............................................    $ 13,022    $ 11,442    $ 15,439
     Income taxes...........................................      (4,540)      3,646      (8,702)

   The accompanying notes are an integral part of the consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

CURRENT DEVELOPMENTS

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

     The Company has achieved success in implementing a number of elements of its strategic plan. The Company has entered into the new collective bargaining agreement which is subject to the Company obtaining financing for the construction of the New Mill. The Company is implementing the total quality management and maintenance programs, and has constructed the new furnace which replaced two of the existing furnaces, but has experienced a number of difficulties with the ramp up of the new furnace, including the supporting equipment, which has impacted the new furnace's utilization and prevented operating the new furnace at its capacity. The Company also expended considerable effort and $20,300 million in preparing to construct the new mill, including equipment and construction engineering, purchase of equipment and site preparation. The Company, however, cannot commence construction of the New Mill until construction financing is in place.

     Since early calendar 1999, the Company has been attempting to finance the modernization construction, but as yet has not been able to obtain the necessary financing because of the poor operating results caused largely by imports and because of the deterioration in the credit markets which traditionally provide funding to steel companies. Consequently, the Company applied in February 2000 for which a formal written notice was received in August, 2000 granting a $170,000 guaranty under the Emergency Steel Loan Guarantee Act of 1999 (the "Guarantee Act"). Under the Guarantee Act, domestic steel companies may apply for a United States government guarantee of 85% of the principal amount of a loan or loans of up to $250,000. If the Company is able to obtain a loan under the Guarantee Act in an acceptable amount with acceptable terms, the Company intends to use the proceeds of the guaranteed loan to complete the modernization program.

     The Company also has significant future debt service obligations, primarily consisting of $115,000 of senior notes scheduled to be redeemed on June 15, 2001 (the "Senior Notes"), and significant unfunded employee benefit obligations. In late 1999, the Company reached an agreement in principle with the representatives of an unofficial committee of holders of Senior Notes to exchange outstanding notes for $52,500 in cash and common stock of the Company representing 70% of the issued and outstanding common stock of the Company after the issuance. The Company extended a formal exchange offer on those terms in December 1999. This offer is contingent upon, among other things, 95% acceptance by the senior note holders, shareholder approval which occurred on March 21, 2000 and the Company's ability to obtain a guarantee under the Guarantee Act sufficient to finance the modernization project. If the financing is approved but less than 95% of the holders of the Senior Notes accept the exchange offer, the Company may implement the exchange through a pre-packaged Chapter 11 bankruptcy, if the plan is approved by one-half in number and two-thirds in value of the Senior Notes that actually vote on the plan. As of October 25, 2000 approximately $91,700 in aggregated principal amount, or approximately 79.7% of the outstanding Senior Notes, had been tendered pursuant to the exchange offer.

                      NORTHWESTERN STEEL AND WIRE COMPANY

     The Company recognizes that it will have to renegotiate the terms of the exchange offer with the holders of the Senior Notes. Discussions are ongoing with the unofficial committee, but no agreement has been reached as yet. The Company anticipates that the amount of cash to be paid to note holders will probably have to be eliminated and correspondingly the percentage of common shares to be issued to the holders of the Senior Notes will have to be substantially increased.

     Effective October 5, 1999 the Company entered into a new revolving credit facility ("New Credit Facility") for $65,000 with Fleet Capital Corporation (see "Current Developments" Note to the Consolidated Financial Statements). As of July 31, 2000, the Borrowing Base was equal to $52,167, with borrowings of $33,528. The amount which the Company could borrow was reduced by $10,338 in letters of credit and a $5,000 hold-back, leaving $3,301 available to borrow on July 31, 2000. At July 31, 2000, the Company was in compliance with its bank covenants. The Company is required to submit weekly Borrowing Base Certificates when availability falls below $20,000. Most recently, the weekly Borrowing Base Certificates are adjusted on a daily basis to reflect the impact of prior day collections and sales in order to determine borrowing capacity on a daily basis. For November 7, 2000, the Borrowing Base was equal to $50,848 with borrowings of $34,463. The amount which the Company could borrow was reduced by $10,188 in letters of credit and $5,000 hold-back, leaving $1,197 available to borrow as of November 7, 2000. At November 7, 2000, the Company was in compliance with its bank covenants. The Company is at or near its maximum draw, which fluctuates, under the New Credit Facility. Although the Company is current with its payables, recently some vendors have expressed concern in supplying future needs on credit terms. The Company expects that without relief it will experience a severe liquidity shortage in the near future.

     As of November 10, 2000, the Company was overdrawn on its revolving line of credit by $800. As the Borrowing Base Certificates are adjusted on a daily basis to reflect the impact of prior day collections and sales, the availability on the revolving line of credit may change in the near term. As of November 10, 2000, the Company was in compliance with its bank covenants.

     To deal with these problems and to avoid a non-prepackaged bankruptcy filing that the Company believes will be costly and damaging to all its stakeholders, the Company is actively pursuing the following steps:

     First, the Company believes that constructing the New Mill is necessary for its long term viability. Accordingly, the Company continues to seek financing to take advantage of the government guarantee. The Company also believes that filing a non-prepackaged bankruptcy may seriously impede the Company's ability to use the guarantee. Thus, the Company is attempting to seek relief from its critical vendors to avoid a current liquidity shortage and is also in discussions with the unofficial committee of holders of the Senior Notes to restructure their obligations.

     With respect to its current liquidity shortage, the Company is:

     (i) asking critical vendors to ensure a continued supply of material. The Company has proposed relief by delaying payments for current amounts due and to commit to supplying future needs on normal trade terms which would be secured by a junior lien. This proposal is subject to approval by the Company's lenders and critical vendors.

     (ii) seeking additional loans from the State of Illinois and a junior secured lender in the combined amounts of $8,000 to $11,000. This proposal is subject to approval by the Company.

     With respect to its Senior Notes, the Company anticipates that it will have to reach an agreement with the holders providing them with substantially all of the common equity of the Company in exchange for their debt. The Company, moreover, will be unable to make the interest payment of $5,463 to the holders of the senior note on December 15, 2000. The failure to pay interest would cause a default under the Senior Notes indenture agreement unless the Company and the holders of the Senior Notes agree upon terms to restructure

                      NORTHWESTERN STEEL AND WIRE COMPANY
the outstanding debt. The granting of the junior lien to its critical suppliers and the acceptance of any additional loans might also create a default under the indenture unless waived by the holders of the Senior Notes.

     If the Company is successful in these negotiations, it believes it will be able to avoid a non-prepackaged bankruptcy filing through July 2001 assuming no further significant deterioration in the domestic steel industry generally and no unanticipated material problems directly affecting the Company. By July 2001, the Company expects that it will know whether it can secure the loan necessary to construct the New Mill and solve its current liquidity problems. If the Company is unsuccessful in these efforts, it will most likely file for bankruptcy in the near future.

     Second, if the Company solves its current problems through July 2001 but is unable to obtain financing to construct the New Mill, it believes it will be able to continue operations for some undeterminable time until it can replace its existing mills with modern facilities. To accomplish this, it will have to reach agreement with the holders of its Senior Notes to exchange their debt for equity. It may also be necessary to involve other creditors in some restructuring so that the Company can continue operating. Most likely these restructurings will require a prepackaged or pre-negotiated bankruptcy filing. This scenario also assumes no further significant deterioration in the domestic steel industry generally and no unanticipated material problems directly affecting the Company.

     The Company is hopeful that some or all of these efforts will be successful and create value for its stakeholders and preserve the jobs of its workers and benefits for retired employees. There is no assurance, however, that these efforts will be successful and the Company may be forced into a bankruptcy filing that eventually leads to its liquidation.

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

CONSOLIDATION

     The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Financial results for the year ended 1998 include full year operations for the wire mill and Hickman facilities.

RESTRICTED CASH

     Restricted cash of $2,060 as of July 31, 1999 represents $2,000 being held in escrow as required by the Illinois Industrial Commission for the Company's self-insured worker's compensation policy. The balance of restricted cash represents amounts held in escrow as required by the Illinois Environmental Protection Agency for closure of the hazardous waste landfill. The remaining funding requirements have been satisfied by letters of credit (see "Debt and Credit Arrangements" Note to the Consolidated Financial Statements). During fiscal 2000, the Company replaced the escrow with a letter of credit, reducing the restricted cash balance to zero at July 31, 2000.

CONCENTRATION OF CREDIT RISK

     The Company grants credit to its customers in the normal course of business. Credit limits, on-going credit evaluation and account monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required.

                      NORTHWESTERN STEEL AND WIRE COMPANY

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

NET (LOSS) INCOME PER SHARE

     In acccordance with Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings per Share", the Company presents basic and diluted earnings per share on the face of the statement of operations. Basic income (loss) per share is based upon the average number of common shares outstanding. Diluted income (loss) per share is based upon the average number of common shares outstanding plus the potential dilution that would occur if options to purchase common stock were exercised. For the years presented, the diluted per share amounts equal the basic per share amounts reported.

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

USE OF ESTIMATES

     Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year

                      NORTHWESTERN STEEL AND WIRE COMPANY
end and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates.

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

EMPLOYEE BENEFIT PLANS

     Labor agreements effective August 1, 1996, covering the majority of the Company's hourly employees, improved retirement benefits and lowered retirees' postretirement healthcare costs. The improved pension benefits resulted in an increase in unrecognized prior service cost. On February 17, 1999 the Company negotiated a new labor agreement with its union that is contingent upon the Company's ability to obtain financing for a new mill (see "Current Developments" Note to the Consolidated Financial Statements), expiring on August 1, 2000. On August 1, 2000, the labor agreement was extended to November 29, 2000, pending completion of financing for the Company's strategic plan.

     The Company also sponsors defined contribution savings plans that cover the majority of employees. For salaried employees, the Company contributes up to 5% of eligible compensation. Company contributions to the hourly employee plan are not required.

     The Company provides benefits for certain officers and key employees through a Supplemental Executive Retirement Plan. The cost of the plan for the years ended July 31, 2000, 1999 and 1998 was immaterial.

PENSION PLANS

     The Company's noncontributory defined benefit plans cover the majority of employees and provide pension benefits that are generally based on years of credited service and employee compensation during the years preceding retirement. Plan assets include primarily equity and fixed income securities.

     A non-cash increase to shareholders' equity of $5,473 during fiscal year 1999 and a decrease of $5,473 during fiscal year 1998 resulted primarily from pension plan asset changes due to investment experience and

                      NORTHWESTERN STEEL AND WIRE COMPANY
changes in interest rate assumptions. At July 31, 2000, the Company eliminated the minimum pension liability and corresponding intangible asset. At July 31, 1999, the Company recorded a minimum pension liability of $6,027 and a corresponding intangible pension asset of $6,027. At July 31, 1998, the Company recorded a minimum pension liability of $20,501 and a corresponding intangible pension asset of $15,028.

     The following table presents the changes in the projected benefit obligations for the plans years ended July 31:

                                               2000                    1999                    1998
                                       --------------------    --------------------    --------------------
                                        HOURLY     SALARIED     HOURLY     SALARIED     HOURLY     SALARIED
                                         PLAN        PLAN        PLAN        PLAN        PLAN        PLAN
                                        ------     --------     ------     --------     ------     --------
Projected benefit obligation
  beginning of the year............    $244,536    $68,030     $237,722    $66,240     $209,160    $60,956
Net increase (decrease) during the
  year attributable to:
  -- Service cost..................       2,633        701        3,596        927        3,524        832
  -- Interest cost.................      17,875      4,704       17,170      4,721       16,178      4,537
  -- Actuarial losses/(gains)......       9,849       (202)      (1,648)    (1,437)      26,277      4,844
  -- Benefits paid.................     (23,242)    (6,140)     (20,703)    (5,734)     (17,417)    (4,929)
  -- Plan amendments...............          --        536           --         --           --         --
  -- Curtailment charge............          --         --        8,399      3,313           --         --
                                       --------    -------     --------    -------     --------    -------
Net increase/(decrease) for year...       7,115       (401)       6,814      1,790       28,562      5,284
                                       --------    -------     --------    -------     --------    -------
Projected benefit obligation at end
  of the year......................    $251,651    $67,629     $244,536    $68,030     $237,722    $66,240
                                       ========    =======     ========    =======     ========    =======

     The curtailment charge in fiscal 1999 relates to the early retirement of affected wire operations and administrative employees due to the closure of the wire operations (see "Non-Recurring Items" Note to the Consolidated Financial Statements).

     The following table presents the changes in the fair value of net assets available for plan benefits for the plan years ended July 31:

                                               2000                    1999                    1998
                                       --------------------    --------------------    --------------------
                                        HOURLY     SALARIED     HOURLY     SALARIED     HOURLY     SALARIED
                                         PLAN        PLAN        PLAN        PLAN        PLAN        PLAN
                                        ------     --------     ------     --------     ------     --------
Fair value of net assets available
  for plan benefits at beginning of
  year.............................    $232,722    $76,434     $211,708    $75,145     $199,449    $70,739
Increase (decrease) during the year
  attributable to:
  -- Actual return on plan
     assets........................      28,189      9,270       25,297      6,899       23,046      8,472
  -- Sponsor contributions.........       9,625        899       16,420        124        6,630        863
  -- Benefits paid.................     (23,242)    (6,140)     (20,703)    (5,734)     (17,417)    (4,929)
                                       --------    -------     --------    -------     --------    -------
Net increase for year..............      14,572      4,029       21,014      1,289       12,259      4,406
                                       --------    -------     --------    -------     --------    -------
Fair value of net assets available
  for plan benefits at the end of
  the year.........................    $247,294    $80,463     $232,722    $76,434     $211,708    $75,145
                                       ========    =======     ========    =======     ========    =======

                      NORTHWESTERN STEEL AND WIRE COMPANY

     The following is a reconciliation of the funded status of the plan for the plan years ended July 31:

                                               2000                    1999                    1998
                                       --------------------    --------------------    --------------------
                                        HOURLY     SALARIED     HOURLY     SALARIED     HOURLY     SALARIED
                                         PLAN        PLAN        PLAN        PLAN        PLAN        PLAN
                                        ------     --------     ------     --------     ------     --------
Funded status......................    $ (4,357)   $12,834     $(11,814)   $ 8,404     $(26,014)   $ 8,905
Prior service cost not yet
  recognized in net period pension
  cost.............................       9,157        518       10,201         34       15,028         58
Unrecognized net loss/(gain).......       8,407     (5,709)       6,511     (2,857)      14,238     (1,025)
                                       --------    -------     --------    -------     --------    -------
Net amount recognized in other
  assets in the consolidated
  balance sheets, before minimum
  pension liability................    $ 13,207    $ 7,643     $  4,898    $ 5,581     $  3,252    $ 7,938
                                       ========    =======     ========    =======     ========    =======

     The following table presents the components of annual net periodic expense for the defined benefit and contribution plans for years ended July 31:

                                                      2000        1999        1998
                                                      ----        ----        ----
Service cost....................................    $  3,334    $  4,523    $  4,356
Interest cost...................................      22,579      21,891      20,715
Estimated return on assets......................     (26,858)    (25,721)    (23,608)
Recognized gain (loss)..........................          --          --          --
Prior service cost recognized...................       1,098       4,849       1,402
Curtailment charge..............................          --      11,712          --
                                                    --------    --------    --------
Net periodic pension expense....................         153      17,254       2,865
Defined contribution expense....................         881       1,021         965
                                                    --------    --------    --------
     Total expense..............................    $  1,034    $ 18,275    $  3,830
                                                    ========    ========    ========

     The projected pension obligation for the plans was determined using the following weighted-average assumptions at July 31:

                                                              2000    1999    1998
                                                              ----    ----    ----
Settlement discount rates.................................    8.0%    7.5%    7.1%
Rates of compensation increase............................    3.5%    3.5%    3.5%
Long-term rates of return on assets.......................    9.0%    9.0%    9.0%

POSTRETIREMENT HEALTHCARE AND LIFE INSURANCE BENEFITS

     The postretirement benefit expense includes the following components:

                                                         2000       1998       1997
                                                         ----       ----       ----
Service cost........................................    $   911    $   848    $1,061
Interest cost on accumulated benefit obligation.....      8,021      6,971     6,657
Net amortization and deferral.......................      1,432      1,057       792
                                                        -------    -------    ------
                                                         10,364      8,876     8,510
Curtailment charge..................................         --      7,857        --
                                                        -------    -------    ------
                                                        $10,364    $16,733    $8,510
                                                        =======    =======    ======

     The curtailment charge in fiscal 1999 relates to the early retirement of affected wire operations and administrative employees due to the closure of the wire operations (see "Non-Recurring Items" Note to the Consolidated Financial Statements).

                      NORTHWESTERN STEEL AND WIRE COMPANY

     The Company continues to fund benefit costs on a cash basis, with retirees paying a portion of the costs. The amounts paid for such benefits were $9,282, $7,716 and $7,109 for the fiscal years ended July 31, 2000, 1999 and 1998, respectively. The status of the Company's postretirement benefit obligation at July 31, 2000, 1999 and 1998 was:

                                                                  2000        1999        1998
                                                                  ----        ----        ----
Accumulated post-retirement benefit obligation at beginning
  of the year...............................................    $102,731    $ 97,173    $ 84,541
Net increase (decrease) during the year attributable to:
  -- Service cost...........................................    $    911    $    848    $  1,061
  -- Interest cost..........................................       8,021       6,971       6,657
  -- Actuarial losses/(gains)...............................      21,875      (2,402)     12,023
  -- Net benefits paid......................................      (9,282)     (7,716)     (7,109)
  -- Curtailment charge.....................................          --       7,857          --
                                                                --------    --------    --------
Net increase for year.......................................      21,525       5,558      12,632
                                                                --------    --------    --------
Accumulated post-retirement benefit obligation at the end of
  the year..................................................     124,256     102,731      97,173
Unrecognized net loss.......................................     (43,689)    (23,247)    (26,706)
                                                                --------    --------    --------
Accrued benefit cost recognized in the consolidated balance
  sheets....................................................    $ 80,567    $ 79,484    $ 70,467
                                                                ========    ========    ========

     The actuarial assumptions used to determine 2000, 1999, and 1998 costs and benefit obligations include a discount rate of 7.5%, 7.5%, and 7.1%, respectively. The assumed health care cost trend rate used in 2000, 1999, and 1998 was 6.4%, 6.4%, and 6.8%, respectively, for pre-65 retirees and 6.0%, 6.0%, and 6.3%, respectively, for post-65 retirees declining to an ultimate rate of 4.6% over a 4-year period for both populations.

     If the health care cost trend rate assumptions were increased by 1% each year, the accumulated postretirement benefit obligation as of July 31, 2000, would be increased by $15,952 and the net periodic postretirement benefit cost for the year then ended would be increased by $1,185.

INCOME TAXES

     As of July 31, 2000, the Company has approximately $105,267 of net operating loss carryforwards. As a result of an "ownership change" in fiscal 1993, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, $17,251 of the loss carryforwards are subject to an annual limitation of approximately $2,000 and will expire in 2006, 2007 and 2008. The Company also has alternative minimum tax credit carryforwards of approximately $6,052.

     During fiscal 2000, the Company did not record any income tax benefits relating to the current year's pretax losses as management believes that the available objective evidence creates sufficient uncertainty regarding the realizability of these benefits. Additionally, based on two consecutive years of losses and the Company's liquidity shortage (See "Current Developments" -- Note to Consolidated Financial Statement), the Company recorded a valuation allowance of $47,585 during the fourth quarter of fiscal 2000 which fully offsets the prior year net deferred tax asset balance.

                      NORTHWESTERN STEEL AND WIRE COMPANY

     The types of temporary differences resulting from the difference between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liabilities and the deferred tax assets and their approximate tax effects are as follows:

                                                                 2000                     1999
                                                        ----------------------    ---------------------
                                                        TEMPORARY       TAX       TEMPORARY       TAX
                                                        DIFFERENCE     EFFECT     DIFFERENCE    EFFECT
                                                        ----------     ------     ----------    ------
Net operating loss..................................    $ 105,267     $ 36,844     $ 74,868     $26,204
Retirement costs....................................       62,859       24,515       47,838      18,657
Employee compensation...............................       17,669        6,890       18,010       7,024
AMT carryforwards...................................        6,052        6,052        6,052       6,052
Other...............................................       10,009        3,904       14,162       5,522
                                                        ---------     --------     --------     -------
Total deferred tax asset............................    $ 201,856     $ 78,205     $160,930     $63,459
                                                        =========     ========     ========     =======
Property, plant and equipment.......................    $  45,789     $ 17,858     $ 40,704     $15,874
                                                        ---------     --------     --------     -------
Total deferred tax liability........................    $  45,789     $ 17,858     $ 40,704     $15,874
                                                        =========     ========     ========     =======
Valuation Allowance.................................    $(156,067)    $(60,347)
                                                        =========     ========
Net deferred tax asset..............................    $      --     $     --     $120,226     $47,585
                                                        =========     ========     ========     =======

     The provision (benefit) for income taxes consists of the following:

                                                                  2000        1999       1998
                                                                  ----        ----       ----
Current.....................................................    $     --    $ (4,806)   $ 8,328
Change in valuation allowance...............................      60,347          --         --
Deferred....................................................     (12,762)    (21,151)    18,894
                                                                --------    --------    -------
Total income tax provision (benefit)........................    $ 47,585    $(25,957)   $27,222
                                                                ========    ========    =======

     The provision (benefit) for income taxes on income differs from the expected tax provision (benefit) computed by applying the federal corporate rate as follows:

                                                                  2000        1999       1998
                                                                  ----        ----       ----
Tax (benefit) provision computed at statutory rate..........    $(12,485)   $(25,100)   $24,121
Change in Valuation Allowance...............................      60,347          --         --
Other (benefit) provision , primarily state income taxes....        (277)       (857)     3,101
                                                                --------    --------    -------
Total income tax provision (benefit)........................    $ 47,585    $(25,957)   $27,222
                                                                ========    ========    =======

DEBT AND CREDIT ARRANGEMENTS

     Long term debt consists of the following obligations at July 31, 2000 and 1999:

                                                                  2000        1999
                                                                  ----        ----
New credit facility (average rate of 9.37%).................    $ 33,627    $     --
Revolving credit loans (average rate of 8.93%)..............          --      19,600
9.5% Senior Notes due 2001, net of discount.................     114,913     114,815
Other notes payable (average rates of 3.77% and 4.3%,
  respectively).............................................         708       1,422
                                                                --------    --------
                                                                 149,248     135,837
Less current portion........................................     115,012      20,209
                                                                --------    --------
                                                                $ 34,236    $115,628
                                                                ========    ========
Market value of total debt..................................    $ 69,000    $ 99,222
                                                                ========    ========

                      NORTHWESTERN STEEL AND WIRE COMPANY

     The Company is in the process or trying to reduce its significant future debt service obligations which primarily consists of $115,000 of senior notes scheduled to be redeemed on June 15, 2001. The Company has reached an agreement in principle with the representatives of an unofficial committee of the holders of senior notes to exchange outstanding notes for $52,500 in cash and common stock of the Company representing 70% of the issued and outstanding common stock of the Company after the issuance, upon 95% acceptance by the Senior Note holders, shareholder approval, and the Company's ability to obtain a loan under the Guarantee Act sufficient to finance the modernization project. If the financing is approved but less than 95% of the holders of the senior notes accept the exchange offer, the Company may implement the exchange through a prepackaged Chapter 11 bankruptcy if the plan is approved by one-half in number and two-thirds in value of the Senior Notes that actually vote on the plan. As of October 25, 2000, 79.7% of the Senior Note holders had tendered their Senior Notes in the Exchange Offer the agreement in principle. See "Current Developments" Note to the Consolidated Financial Statements for developments concerning the Senior Notes.

     The Company entered into a $65,000 credit facility with Fleet Financial ("the New Credit Facility") which was effective on October 5, 1999. The New Credit Facility has a three year term, maturing in September, 2002 and allowed the Company to repay amounts owed under its former credit facility out of existing cash, in addition to providing funds for its ongoing working capital needs. The New Credit Facility may be drawn upon up to an amount based upon a percentage of eligible accounts receivable, inventory, supplies and rolling stock (the "Borrowing Base"). Interest is payable monthly at a rate of prime plus 0.25% or, at the election of the Company, LIBOR plus 2.25%. Principal prepayments must be made with net cash proceeds resulting from sales of any Company assets, with some exceptions. As of July 31, 2000, the Borrowing Base was equal to $52,167, with borrowings of $33,528. The amount which the Company could borrow was reduced by $10,338 in letters of credit and a $5,000 hold-back, leaving $3,301 available to borrow at July 31, 2000. The Company is required to submit weekly Borrowing Base Certificates when availability falls below $20,000. Most recently, the weekly Borrowing Base Certificates are adjusted on a daily basis to reflect the impact of prior day collections and sales in order to determine borrowing capacity on a daily basis. For November 7, 2000, the Borrowing Base was equal to $50,848 with borrowings of $34,463. The amount which the Company could borrow was reduced by $10,188 in letters of credit and $5,000 hold-back, leaving $1,197 available to borrow as of November 7, 2000.

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

     As of July 31, 1999, the Company's Senior Credit Facility (the "Facility") was comprised of the revolving credit loans. The Facility was amended as of April 23, 1999 as a result of the closure of a majority of the wire products operations. The maximum permitted borrowings under the Revolving Credit Loans were reduced to $30,000 from $80,000 and the non-recurring charge for the wire mill closure was excluded from the various financial covenants as amended, as of July 31, 1999.

     At July 31, 1999, there were $19,600 of borrowings against the revolving credit loans. At the option of the Company, any borrowings of revolving credit loans bear interest at (a) the prime rate plus applicable margin, or (b) the LIBOR rate plus applicable margin. The remaining $10,400 of availability under the revolving credit loans has been used for letters of credit, primarily to satisfy the funding requirements for the hazardous

                      NORTHWESTERN STEEL AND WIRE COMPANY
landfill closure costs and the remaining workers compensation funding requirement of the Illinois Industrial Commission.

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

     The Company believed it would most likely violate one of the financial covenants of the Facility in the first quarter of fiscal 2000. However, on October 5, 1999, the Company entered into a new credit facility On that same day, the Company repaid the $19,600 revolving credit loans using existing cash. As such, the $19,600 Revolving Credit Loans balance has been classified as current at July 31, 1999.

     At July 31, 2000, $114,913 (net of unamortized discount of $87) of Senior Notes were outstanding. The Senior Notes bear interest at the rate of 9.5% per annum, payable semi-annually on June 15 and December 15. The Company will be required to redeem on June 15, 2001 the aggregate principal amount of the Senior Notes plus accrued and unpaid interest. On or before June 14, 1999, the Company could have, at its option, redeemed the Senior Notes in whole or in part at a premium plus accrued and unpaid interest. The Company, having declined to exercise the early pay option, must redeem in whole or in part the Senior Notes at the aggregate principal amount plus accrued and unpaid interest on the due date. As such, the Senior Notes have been classified as current at July 31, 2000.

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

     Annual maturities of long term debt for the years subsequent to fiscal 2000 are:

2001........................................................    $115,012
2002........................................................         111
2003........................................................      33,643
2004........................................................         118
2005........................................................         122
Remaining years.............................................         242
                                                                --------
     Total..................................................    $149,248
                                                                ========

     As of July 31, 2000, the Company has utilized the amount offered to the senior noteholders through the proposed exchange offer as an estimate of the market value of the Senior Notes. As of July 31, 1999, the Company estimated the market value of its debt by utilizing a discounted cash flow methodology.

                      NORTHWESTERN STEEL AND WIRE COMPANY

SUPPLEMENTAL BALANCE SHEET DATA

     The following balance sheet information is provided as of July 31:

                                                                  2000        1999
                                                                  ----        ----
INVENTORIES:
Raw materials and supplies..................................    $  6,382    $ 10,048
Semi-finished products......................................      10,562      16,268
Finished products...........................................      28,031      25,169
                                                                --------    --------
                                                                $ 44,975    $ 51,485
                                                                ========    ========
PLANT AND EQUIPMENT:
Land........................................................    $  3,017    $  2,828
Buildings...................................................      28,138      27,979
Machinery and equipment.....................................     293,375     257,223
Construction in progress....................................      16,779       7,157
                                                                --------    --------
     Total..................................................     341,309     295,187
Less accumulated depreciation...............................     186,513     173,175
                                                                --------    --------
     Net plant and equipment................................    $154,796    $122,012
                                                                ========    ========
ACCRUED EXPENSES:
Salaries and wages..........................................    $  8,167    $  7,762
Other employment costs......................................       8,324       7,659
Postretirement welfare benefits.............................       5,000       5,000
Other accrued expenses......................................       6,552       6,643
                                                                --------    --------
                                                                $ 28,043    $ 27,064
                                                                ========    ========
OTHER LONG TERM LIABILITIES:
Postretirement welfare benefits.............................    $ 75,567    $ 74,484
Minimum pension liability...................................          --       6,027
Other long term liabilities.................................      10,051      10,689
                                                                --------    --------
                                                                $ 85,618    $ 91,200
                                                                ========    ========

STOCK OPTION PLANS

     The Company has three active stock option plans and three plans under which no further awards may be made, all approved by shareholders.

     During fiscal 1999, the Company approved the establishment of the 1998 Employee Incentive Compensation Plan (the "1998 Plan") and reserved 2,000,000 shares of Common stock for issuance under the 1998 Plan. The 1998 Plan provides for the granting to key employees and other key individuals who perform services for the Company of stock options, stock appreciation rights and restricted stock that the Board of Directors or a duly appointed committee thereof deems to be consistent with the purposes of the 1998 Plan. Twenty-five percent of the options become vested and exercisable upon the grant date and twenty-five percent vest on each of the next three anniversaries of that date. Options for 515,000 shares were outstanding at July 31, 2000.

     The Company also approved the establishment of the 1998 Non-Employee Director Stock Option Plan (the "1998 Director Plan") and reserved 100,000 shares of Common Stock for issuance under the 1998 Director Plan. The 1998 Director Plan provides solely for the award of non-qualified stock options to Directors who are not employees of the company or affiliates of Kohlberg & Co., L.P. Each eligible director will be

                      NORTHWESTERN STEEL AND WIRE COMPANY
awarded 2,500 stock options upon such director's election or reelection to the Board of Directors. Each such award will be at fair market value on the date of the grant. Options become exercisable six months after the date of the grant and generally expire ten years from the grant date. Options to purchase an aggregate of 10,000 shares of Common Stock at an exercise price of $0.90625 per share are outstanding.

     Under the 1994 Long Term Incentive Plan, 1,250,000 shares of common stock are reserved for issuance to key employees and other key individuals who perform services for the Company. Stock options, stock appreciation rights and restricted stock may be granted by the Board of Directors at not less than the fair market value on the date of grant. Such grants generally vest over three years and expire five years from the date of grant. At July 31, 2000, shares available for future grants were 440,886.

     Under the 1994 Director Stock Plan, 50,000 common shares are reserved for issuance of non-qualified stock options to directors who are not employees of the Company or affiliates of Kohlberg & Co., L.P. and expire not less than five years nor more than ten years from the grant date. At July 31, 2000 there were no shares available for future grants.

     An aggregate of 1,400,000 common shares had been reserved for the Management Stock Option Plan and the Employee Stock Purchase and Option Plan. Options generally expire ten years from the date of grant. No further awards may be granted under either Plan.

     Activity for common shares under option for the years ended July 31, 2000, 1999 and 1998 were as follows:

                                                              NUMBER OF     AVERAGE
                                                                SHARES       PRICE
                                                              ---------     -------
Outstanding, July 31, 1997................................     1,681,013     $5.25
  Granted.................................................       942,225      3.69
  Exercised...............................................        (2,000)     3.59
  Canceled................................................      (951,741)     5.42
                                                              ----------     -----
Outstanding, July 31, 1998................................     1,669,497      4.27
  Granted.................................................     1,062,900      1.33
  Exercised...............................................            --        --
  Canceled................................................    (1,241,482)     4.19
                                                              ----------     -----
Outstanding, July 31, 1999................................     1,490,915      2.25
  Granted.................................................       140,000       .63
  Exercised...............................................            --        --
  Canceled................................................      (329,313)     3.06
                                                              ----------     -----
Outstanding July 31, 2000.................................     1,301,602     $1.87
                                                              ==========     =====
Exercisable July 31, 2000.................................       744,763     $2.22
                                                              ==========     =====

     The following table summarizes the status of outstanding stock options as of July 31, 2000:

                                                    OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                       ---------------------------------------------    -----------------------------
                                        NUMBER OF       WEIGHTED         WEIGHTED        NUMBER OF        WEIGHTED
             RANGE OF                    OPTIONS      AVERAGE LIFE       AVERAGE          OPTIONS         AVERAGE
          EXERCISE PRICES              OUTSTANDING     (IN YEARS)     EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
          ---------------              -----------    ------------    --------------    -----------    --------------
$0 to $2.99........................     1,011,650         8.29            $1.27           490,825          $1.30
$3.00 to $5.99.....................       269,952         4.10            $3.72           233,938          $3.74
$6.00 to $8.00.....................        20,000         5.00            $7.19            20,000          $7.19

                      NORTHWESTERN STEEL AND WIRE COMPANY

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

                                                    JULY 31,    JULY 31,    JULY 31,
                                                      2000        1999        1998
                                                    --------    --------    --------
Net (loss) income as reported...................    $(83,257)   $(45,347)   $ 41,696
Pro forma net (loss) income.....................    $(83,275)   $(45,371)   $ 41,502
(Loss) earnings per share, as reported..........    $  (3.40)   $  (1.85)   $   1.70
Pro forma net (loss) income per share...........    $  (3.40)   $  (1.85)   $   1.70

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

                      NORTHWESTERN STEEL AND WIRE COMPANY

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

     The Company has also been cited by the USEPA for alleged violations of clean air standards under the 1990 Clean Air Act ("CAA") and other requirements at its Sterling furnace operations. On October 22, 1997, the Company was notified by the U. S. Department of Justice ("DOJ") that it intended to file suit against the Company for alleged violations of the CAA. The Company and the DOJ have agreed to settle this claim and are scheduled to present the agreement in court on November 16, 2000. The agreement requires the Company to pay a civil penalty of approximately $600, which has been fully accrued as of July 31, 2000, and achieve and maintain compliance with the CAA through capital expenditures that the Company has incurred at July 31, 2000, for $12,300. The Company would also undertake several Supplemental Environmental Projects that could total $1,000 in capital expenditures. In compliance with the consent decree, on October 8, 2000 the Company removed from operations the #6 furnace which was originally cited for the violations discussed.

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

     The future minimum rental payments required for the noncancelable lease term of the operating leases as of July 31, 2000, were as follows:

     Fiscal year ending July 31:

2001........................................................    $1,300
2002........................................................     1,014
2003........................................................       723
2004........................................................        88
2005........................................................        --
Remaining years.............................................        --
                                                                ------
Total minimum future lease payments.........................    $3,125
                                                                ======

     Rental expense under operating leases for the years ended July 31, 2000, 1999 and 1998 was approximately $1,569; $2,162; and $2,130, respectively.

                      NORTHWESTERN STEEL AND WIRE COMPANY

NON-RECURRING ITEMS

     During the first quarter of fiscal 1999, the Company announced the closure of its unprofitable wire fabricating operation. As a result, the Company recorded a one-time, non-recurring pre-tax charge of approximately $41,597. The charge was primarily non-cash and included the write-down to estimated fair market value of the facility and equipment related to the wire operations, closure costs, and employee termination expenses for approximately 300 employees as follows:

Asset Impairment............................................    $ 3,889
Inventory write-down........................................      2,514
Employee termination expenses, including pension and
post-retirement impacts.....................................     33,100
Other.......................................................      2,094
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

     The closure of the wire mill resulted in the termination or retirement of employees, consisting primarily of hourly wire mill workers covered under the Company's current collective bargaining agreement with the Company's union as well as certain salary administrative personnel affiliated with the wire mill. The employee termination charge consists of a pension curtailment charge, a post-retirement curtailment charge, special termination benefits required pursuant to the existing collective bargaining agreement, severance, vacation pay and WARN pay. Approximately 100 hourly employees included in the original estimate of terminations were able to find employment elsewhere within the Company's steel operations, resulting in lower employee termination expense than originally estimated (primarily WARN pay, severance and vacation pay). Approximately 150 employees elected the retirement option (as opposed to approximately 135 included in the original estimate) pursuant to the collective bargaining agreement resulting in higher employee retirements than originally estimated. The net impact of lower employee terminations and higher employee retirements resulted in the Company reducing its employee termination charge by approximately $2,700 in the third quarter of fiscal 1999. As of July 31, 2000, the Company has remaining reserves of approximately $1,000 for unpaid employee termination expenses, which are expected to be spent during the next two fiscal years. The number of employees terminated through July 31, 2000 was 226.

                      NORTHWESTERN STEEL AND WIRE COMPANY

     The "Other" charge associated with the closure of the wire fabricating operation includes the write-off of wire mill deferred expenses as of the closure date and an estimate of expenses related to the clean up of the facility. As of July 31, 2000, substantially all of the "Other" charges have been expended.

     The estimated annual revenue and net operating losses related to the wire operations that will not be continued are $72,625 million and $3,949 million, respectively. These amounts have been estimated by utilizing the 1998 results for the wire operations.

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

     During fiscal 1997 the Company closed its Houston rolling mill, incurring a one-time, non-recurring charge of approximately $92,900. The charge was primarily for the write-down of facilities and equipment to estimated fair market value. The property has been marketed since that time and in the fourth fiscal quarter of 1999, the facility was sold for cash. As a result of the sale of the Houston facility in the fourth quarter of 1999, and the sale of remaining equipment subsequent to year end, the Company recorded an additional non-recurring charge of approximately $900 in the fourth quarter of fiscal 1999 to write-down these assets to their realized value. At July 31, 2000 no reserves remain related to the Houston mill closure.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                     QUARTER ENDED
                                                   --------------------------------------------------
                     2000                          OCTOBER        JANUARY      APRIL           JULY
                     ----                          -------        -------      -----           ----
Net sales......................................    $ 87,131       $ 90,179    $ 94,754       $ 93,205
Gross profit(1)................................         586            477         111          4,820
Net loss.......................................      (4,884)        (9,164)    (11,375)       (57,834)(5)
Per common share data:
  Net loss.....................................    $  (0.20)      $  (0.37)   $  (0.46)      $  (2.37)(5)
  Stock price range --
     High......................................      29/32          11/16       61/93           7/16
     Low.......................................         1/4            1/4         1/4          9/32
     Close.....................................         3/8          9/16       12/35             3/8
Tons Shipped...................................     284,493        277,730     276,734        272,933

                     1999                          OCTOBER        JANUARY      APRIL           JULY
                     ----                          -------        -------      -----           ----
Net sales......................................    $113,516       $ 76,969    $ 81,314       $ 77,546
Gross profit(1)................................      10,554            965       1,506         (3,207)
Net loss.......................................     (24,568)(2)     (5,218)     (8,587)(3)     (6,974)(4)
Per common share data:
  Net income...................................    $  (1.00)(2)   $  (0.21)   $  (0.35)(3)   $  (0.29)(4)
  Stock price range --
     High......................................       3 1/4        1 31/32       1 1/2          1 1/4
     Low.......................................       1 1/8            5/8      23/32          11/16
     Close.....................................     1 17/32         27/32        1 1/8         13/16
Tons Shipped...................................     295,059        223,526     262,111        259,149

     The common stock of the Company is traded on the Over the Counter Bulletin Board (Symbol: NWSW).

NOTES:

(1) Gross profit is defined as net sales less cost of goods sold excluding depreciation.

(2) For the quarter ended October 31, 1998, net income included a charge of $24.6 million ($1.00 per share) related to the closure of the majority of the Company's wire mill operations.

(3) For the quarter ended April 30, 1999, net income included a charge of $3.5 million ($.14 per share), primarily due to the sale of the Hickman, Kentucky facility, which was offset by certain revisions to estimates contained in the first quarter wire mill charge.

(4) For the quarter and year ended July 31, 1999, net income included a charge of $.3 million ($.01 per share) related to the write-down of certain Houston assets to their realized sale value, which was offset by the benefit of the revisions of estimates included in the first quarter charge of $1.1 million ($.04 per share).

(5) For the quarter July 31, 2000, net income included a charge of $47.6 million ($1.94 per share) for the write-off of deferred tax assets that were more likely than not to expire before realization.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF NORTHWESTERN STEEL AND WIRE COMPANY

     In our opinion, the consolidated financial statements listed in the index included in Item 14 of this Form 10-K present fairly, in all material respects, the financial position of Northwestern Steel and Wire Company and Subsidiaries at July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index included in Item 14 of this Form 10-K, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Current Developments Note to the Consolidated Financial Statements, the Company has suffered losses from operations, is experiencing a liquidity shortage, and has not been able to refinance its $115 million senior notes due June 15, 2001 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Current Developments Note to the Consolidated Financial Statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                      PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
November 13, 2000

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

Frederick J. Rocchio, Jr.
Chief Executive Officer
Thomas M. Vercillo
Vice President -- Finance, CFO

                                                                     SCHEDULE II

                      NORTHWESTERN STEEL AND WIRE COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JULY 31, 2000, 1999 AND 1998
                           (IN THOUSANDS OF DOLLARS)

                                                                       CHARGED
                                                         BALANCE AT    TO COSTS                  BALANCE AT
                                                         BEGINNING       AND                       END OF
                     DESCRIPTION                         OF PERIOD     EXPENSES    DEDUCTIONS      PERIOD
                     -----------                         ----------    --------    ----------    ----------
Allowance for doubtful accounts:
  FOR THE YEAR
     ENDED JULY 31, 2000.............................      $  420       $1,460      $  (439)       $1,441
                                                           ======       ======      =======        ======
  FOR THE YEAR
     ENDED JULY 31, 1999.............................      $1,175       $  400      $(1,155)       $  420
                                                           ======       ======      =======        ======
  FOR THE YEAR
     ENDED JULY 31, 1998.............................      $1,375       $  500      $  (700)       $1,175
                                                           ======       ======      =======        ======
Inventory valuation allowance:
  FOR THE YEAR
     ENDED JULY 31, 2000.............................      $  971       $  337      $(1,056)       $  252
                                                           ======       ======      =======        ======
  FOR THE YEAR
     ENDED JULY 31, 1999.............................      $  214       $3,815      $(3,058)       $  971
                                                           ======       ======      =======        ======
  FOR THE YEAR
     ENDED JULY 31, 1998.............................      $  103       $  297      $  (186)       $  214
                                                           ======       ======      =======        ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The following persons are members of the Company's Board of Directors which board consists of six directors. The Bylaws of the Company provide for the election of directors at each annual meeting.

                                                                         SERVED AS
                            NAME                                AGE    DIRECTOR SINCE
                            ----                                ---    --------------
William F. Andrews (1)(2)...................................    69          1994
Frederick J. Rocchio, Jr. (2)...............................    53          1998
Darius W. Gaskins (3)(4)....................................    61          1994
Thomas A. Gildehaus (1).....................................    60          1997
David L. Gore (1)(3)........................................    62          1997
Christopher Lacovara (2)(3)(4)..............................    36          1992

-------------------------
(1) Member of Audit Committee.

(2) Member of Executive Committee.

(3) Member of Pension Committee.

(4) Member of Compensation Committee.

     William F. Andrews has been Chairman of Northwestern Steel and Wire Company since November 1998. From 1995 to the present, he has been Chairman of Scovill Fasteners, Inc., a designer, manufacturer and distributor of apparel fasteners and specialty industrial fasteners. Mr. Andrews was named Chairman of Corrections Corporation of America and Prison Realty Trust, the leading private manager of prisons, in August 2000. From 1995 to 1998 Mr. Andrews was also Chairman of Schrader-Bridgeport International Inc., a manufacturer of tire valves and pressure control devices. From 1993 to 1995, Mr. Andrews was Chairman, Chief Executive Officer, and President of Amdura Corporation, a manufacturer of hardware and industrial equipment. Mr. Andrews is also a Director of Black Box Corporation, Johnson Controls, Inc., Katy Industries, Navistar, Inc. and Trex Corporation.

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

     Darius W. Gaskins, Jr. has been a Partner of Norbridge (formerly CFG&W), a management consulting firm, since 1993, and a Partner of High Street Associates, Inc., an investment partnership, since 1991. From 1994 to 1995, Mr. Gaskins was Chairman of Leaseway Transportation Corporation, a distribution services provider. Mr. Gaskins is also a Director of Anacomp, Inc., Sapient Corporation and R. H. Donnelley, Inc.

     Thomas A. Gildehaus has been a Director of the Company since January 1997. From April 1997 to November 1998, Mr. Gildehaus was Chairman and Chief Executive Officer of the Company. From 1992 to April 1997, Mr. Gildehaus was President, Chief Executive Officer and a Director of UNR, a manufacturer of infrastructure products used in the wireless communication industry. Mr. Gildehaus is also a Director of Navigant Consulting, Inc.

     David L. Gore has been an attorney in private practice regarding labor law since 1982. From 1982 to 1994, Mr. Gore was a partner in the firm of Kleiman, Whitney, Wolfe & Gore. From 1994 to the present, Mr. Gore has been District Counsel for District 7 of the United Steelworkers of America, handling a variety of legal matters for the Steelworkers (the "Union"), and is a member of the firm of Gore & Gore.

     Christopher Lacovara has been a Principal of Kohlberg since 1995 and an associate of Kohlberg from 1988 to 1994. Mr. Lacovara has been a Director of Holley Performance Products, Inc., since 1997.

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

MANAGEMENT

     The following persons are executive officers of the Company.

                   NAME                       AGE                     POSITION
                   ----                       ---                     --------
William F. Andrews........................    69     Chairman of the Board
Frederick J. Rocchio, Jr..................    53     President and Chief Executive Officer
Dennis E. Barry...........................    59     Vice President/General Manager of Primary
                                                     Operations
Daniel J. Brisson.........................    42     Vice President -- Rod and Wire Division
Joseph D. Corso...........................    58     Senior Vice President of Administration
Andrew R. Moore...........................    47     Vice President -- Human Resources
Louis L. Pisani...........................    48     Vice President/General
                                                     Manager -- Structural Operations
Michael S. Venie..........................    52     Senior Vice President -- Sales and
                                                     Marketing
Thomas M. Vercillo........................    45     Vice President -- Finance, Chief Financial
                                                     Officer, Secretary and Treasurer

     William F. Andrews has been Chairman of Northwestern Steel and Wire Company since November 1998. From 1995 to the present, he has been Chairman of Scovill Fasteners, Inc., a designer, manufacturer and distributor of apparel fasteners and specialty industrial fasteners. Mr. Andrews was named Chairman of Corrections Corporation of America and Prison Realty Trust, the leading private manager of prisons, in August 2000. From 1995 to 1998 Mr. Andrews was also Chairman of Schrader-Bridgeport International Inc., a manufacturer of tire valves and pressure control devices. From 1993 to 1995, Mr. Andrews was Chairman, Chief Executive Officer, and President of Amdura Corporation, a manufacturer of hardware and industrial equipment. Mr. Andrews is also a Director of Black Box Corporation, Dayton Superior Corp., Johnson Controls, Inc., Katy Industries, Navistar, Inc. and Trex Corporation.

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

     Dennis E. Barry has been Vice President/General Manager of Primary Operations since July, 2000. From 1999 to July 2000, Mr. Barry was Vice President of Operations at Franklin Industries. From 1997 to 1999 he was General Manager, Birmingham Southeast, Birmingham Steel Corporation, the Cartersville Division. From 1996 to 1997 he was General Manager, Great Lakes Recovery Systems. From 1995 to 1996 he held the position of Manager of Melting and Casting at Austeel Lemont Company.

     Daniel J. Brisson has been Vice President -- Quality and Planning since October 1999 and Vice President -- Rod and Wire Division since October 2000. Prior to this he was Vice President of Quality and Development since March 1999. From 1996 to March 1999, Mr. Brisson was Caster Manager and Division

Quality Manager at Birmingham Steel Company. From 1980 to 1996, he held various management positions at Inland Steel Company.

     Joseph D. Corso has been Senior Vice President of Administration since April, 2000. From 1996 to 1999 he was President, Birmingham Southeast, LLC, Birmingham Steel Corporation. From 1993 to 1996, Mr. Corso was President/CEO of McLouth Steel Products Corporation, Trenton, Michigan.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following Summary Compensation Table discloses, for the fiscal years indicated, individual compensation information on the Company's Chief Executive Officer and the next four most highly compensated executive officers ("Named Executive Officers") in fiscal 2000.

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                         ANNUAL COMPENSATION     ------------
                                                        ---------------------      # OPTION       ALL OTHER
NAME AND TITLE                           FISCAL YEAR     SALARY     BONUS (1)       AWARDS       COMPENSATION
--------------                           -----------    --------    ---------    ------------    ------------
Frederick J. Rocchio, Jr. .............     2000        $386,569    $     --            --         $  4,638(2)
President and Chief Executive               1999        $262,503    $ 63,125       400,000         $102,766
Michael S. Venie.......................     2000        $193,330    $     --            --         $    234(2)
Senior Vice President --                    1999        $182,504    $  8,800        70,000         $     --
Sales and Marketing                         1998        $169,375    $104,234        60,000         $  1,693
Thomas M. Vercillo.....................     2000        $158,750    $     --            --         $    121(2)
Vice President, Chief Financial             1999        $123,075    $  3,900        52,000               --
Officer Secretary and                       1998        $109,165    $ 77,540        18,500               --
Treasurer
Andrew R. Moore........................     2000        $135,830    $     --            --         $  5,401(3)
Vice President --Human                      1999        $122,504    $  2,200        60,000               --
Resources                                   1998        $108,749    $ 80,180        23,500               --
Daniel J. Brisson......................     2000        $135,330    $     --            --         $ 29,192(4)
Vice President -- Rod and                   1999        $ 46,453          --        40,000         $  5,269
Wire Division

-------------------------
(1) All the bonuses for any given fiscal year are accrued in such fiscal year and paid in the following fiscal year.

(2) Includes group term life insurance.

(3) Includes $5,308 in sold 1999 vacation and $93 in group term life insurance.

(4) Includes $29,132 relocation expenses and $60 group term life insurance.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     No options/SAR's were granted in fiscal year 2000.

OPTION EXERCISES AND FISCAL YEAR END VALUES FOR THE YEAR ENDED JULY 31, 2000

                                   SHARES                     NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                                 ACQUIRED ON     VALUE           OPTIONS/SARS AT          IN-THE-MONEY OPTIONS/SARS
                                  EXERCISE      REALIZED           FY-END (#)                   AT FY-END ($)
            NAME                     (#)          ($)       EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE(1)
            ----                 -----------    --------    -------------------------    ----------------------------
Frederick J. Rocchio, Jr. ...         0            0             200,000/200,000                     0/0
Michael S. Venie.............         0            0               80,000/50,000                     0/0
Thomas M. Vercillo...........         0            0               79,875/30,625                     0/0
Andrew R. Moore..............         0            0               47,625/35,875                     0/0
Daniel J. Brisson............         0            0               20,000/20,000                     0/0

-------------------------
(1) The closing price of the Common Stock on July 31, 2000 was $0.375.

DIRECTOR COMPENSATION

     Pursuant to the Company's Director Stock Option Plan, directors who are not employees of the Company or affiliates of KNSW Acquisition Company, L.P. ("KNSW"), receive 2,500 Options on an annual basis during their tenure as directors and are paid a quarterly fee of $5,000. During the fiscal year ended July 31, 2000 no options were granted

EMPLOYMENT AGREEMENT

     On October 22, 1998, the Company, upon Compensation Committee and Board of Director approval, entered into an employment agreement with Frederick J. Rocchio, Jr. in connection with his becoming employed by the Company as President and Chief Executive Officer. At that time, the Company granted 400,000 options to Mr. Rocchio. The employment agreement provides for a minimum base salary of $350,000 per year, participation in the Company's annual short term incentive plan, with a guaranteed bonus of $50,000 during the first fiscal year, and in the Company's non-qualified Supplemental Executive Retirement Plan, life insurance, disability income policy and other typical Company benefit programs. The employment agreement also includes a $100,000 sign-on bonus and severance benefits in the event of termination for any reason other than "for cause" equal to one year of base compensation if termination occurs during the first year of employment and two years of base compensation thereafter.

     On October 18, 2000, the board of directors approved a Key Employee Retention and Severance Plan for 20 of the Company's critical employees other than the Chief Executive Officer whose severance arrangements are provided for through an employment agreement as discussed above. The plan provides a retention bonus to each of the identified employees if they remain in the Company's employ until the end of the 2001 calendar year. In the event that any identified employee is severed from their employment with the Company during the 2001 calendar year for any reason other than cause they would receive a severance benefit. Finally, if the Company entered into Chapter 11 bankruptcy proceedings, the identified employees would receive (i) a retention bonus if they remain with the Company until an exit plan from bankruptcy is filed or it is resolved that the Company is unable to execute an exit plan or (ii) severance benefits if they severed from the Company for any reason other than cause while the Company is in Chapter 11 proceedings.

CHANGE OF CONTROL AGREEMENTS

     The Company is party to agreements with its Named Executive Officers, which provide that in the event the Company terminates such executive's employment for a reason other than "cause" as defined in the agreement or the executive quits his employment with the Company for "good reason" as defined in the agreement, after a "change of control" of the Company, he will be entitled to receive payment for (i) up to two years of base salary, and (ii) bonus payout under any bonus plan or program covering the executive as of the change of control, prorated for that portion of the year prior to separation from service. In addition, during the period under (i) above, the Company will provide the executive with benefit plans and programs no less favorable than those in effect at any time during the 120 days prior to the change of control or to the extent more favorable, no less favorable than those provided to senior executives of similar capacity preceding or after the change of control.

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

     As of July 31, 2000 years of service for purposes of the plan with respect to the officers of the Company named in the Summary Compensation Table are as follows: Mr. Rocchio, 2 years; Mr. Venie, 5 years; Mr.Vercillo, 15 years; Mr. Moore 21 years and Mr. Brisson 1 year. The following table shows the projected annual pension benefits payable, under the pension plan at the normal retirement age of 65:

                         ANNUAL NORMAL PENSION BENEFITS
                         FOR YEARS OF SERVICE SHOWN (1)

                AVERAGE
                ANNUAL
                PENSION
                EARNING                    5 YEARS    10 YEARS    20 YEARS    30 YEARS    40 YEARS    50 YEARS
                -------                    -------    --------    --------    --------    --------    --------
$50,000................................    $2,888     $ 5,775     $11,550     $17,325     $23,625     $29,925
100,000................................     5,775      11,550      23,100      34,650      47,250      59,850
150,000................................     8,663      17,325      34,650      51,975      70,875      89,775
200,000................................     9,818      19,635      39,270      58,905      80,325     101,745
250,000................................     9,818      19,635      39,270      58,905      80,325     101,745
300,000................................     9,818      19,635      39,270      58,905      80,325     101,745
350,000................................     9,818      19,635      39,270      58,905      80,325     101,745
400,000................................     9,818      19,635      39,270      58,905      80,325     101,745
450,000................................     9,818      19,635      39,270      58,905      80,325     101,745

-------------------------
(1) Normal pension benefits are formula based and are not subject to a social security offset. With exceptions not applicable to any of the officers named in the above compensation table, Sections 401(a)(17) and 415 of the Internal Revenue Code limit the annual pension earnings that can be considered under the plan to $170,000 and the annual benefits to $135,000.

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

     As of July 31, 2000, the designated Plan participants consist of Frederick
J. Rocchio, Jr. Daniel J. Brisson, Joseph D. Corso, Louis L. Pisani, Thomas M. Vercillo, Michael S. Venie and certain other former retired executives. The Company has estimated and reserved $522,000 to cover the benefits which the Plan participants are eligible to receive pursuant to the Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The table below sets forth certain information regarding beneficial ownership of Common Stock as of November 13, 2000 by each person or entity known to the Company who owns of record or beneficially five percent or more of the Common Stock and by each Named Executive Officer and director and all executive officers and directors as a group.

                                                                 NUMBER OF SHARES     PERCENTAGE OF
                                                                 OF COMMON STOCK       OUTSTANDING
                            NAME                                       (1)            COMMON STOCK
                            ----                                 ----------------     -------------
KNSW Acquisition Company, L.P.(2)...........................        8,687,000             34.6%
William F. Andrews..........................................           18,020                *
Daniel J. Brisson...........................................           20,000                *
Darius W. Gaskins, Jr. .....................................           32,500                *
Thomas A. Gildehaus.........................................           15,000                *
David L. Gore...............................................            5,400                *
Christopher Lacovara(3).....................................        8,687,000             34.6%
Andrew R. Moore.............................................           68,899                *
Frederick J. Rocchio........................................          351,184              1.4%
Michael S. Venie............................................          100,000                *
Thomas M. Vercillo..........................................           91,263                *
All executive officers and directors as a group (11
  persons)(3)...............................................        9,409,266             37.5%

-------------------------
 *  Less than 1%.

(1) Includes shares issuable pursuant to options which may be exercised within 60 days after November 13, 2000.

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

         3. Exhibits

  EXHIBIT                                                         INCORPORATED BY REFERENCE
   NUMBER                     DESCRIPTION                             TO OTHER DOCUMENT
  -------                     -----------                         -------------------------
3               Articles of Incorporation and By-Laws
3.1             Second Amended and Restated Articles of    Annual Report on Form 10-K filed for
                Incorporation of the Company dated as      the fiscal year ended July 31, 1999,
                of August 12, 1992                         File No. 0-21556, Exhibit 3.1
3.2             First Amendment to the Second Amended      Registration Statement on Form S-1
                and Restate Articles of Incorporation      filed with the Commission on April 18,
                                                           1993, File No. 33-60764, Exhibit 3.2
3.3             Amended and Restated By-Laws of the        Registration Statement on Form S-8
                Company                                    filed with the Commission on May 24,
                                                           1999, File No. 333-79143, Exhibit 4.3
4               Instruments Defining the Rights of
                Security Holders, Including Indentures
4.1             Form of Indenture dated as of 1993,        Registration Statement on Form S-1
                between the Company and Continental        filed with the Commission on April 15,
                Bank, National Association, as Trustee     1993 File No. 33-60766, Exhibit 4.38
                (including form of Senior Note)
4.2             Loan and Security Agreement effective      Annual Report on Form 10-K filed for
                October 5, 1999                            the fiscal year ended July 31, 1999,
                                                           File No. 0-21556, Exhibit 4.5
10              Material Contracts
10.1            Employment Agreement between Frederick     Annual Report on Form 10-K filed for
                J. Rocchio, Jr., and the Company dated     the fiscal year ended July 31, 1999,
                as of October 22, 1998                     File No. 0-21556, Exhibit 10.1
10.2            Form of Indemnification Agreements         Annual Report on Form 10-K for the
                between the Company and each of its        fiscal year ended July 31, 1997, File
                directors and officers serving at any      No. 0-21556, Exhibit 10.2
                time after January 31, 1997
10.3            Northwestern Steel and Wire Company        Annual Report on Form 10-K filed for
                Management Stock Option Plan effective     the fiscal year ended July 31, 1999,
                August 12, 1992                            File No. 0-21556, Exhibit 10.3
10.4            Fee Agreement dated as of August 12,       Annual Report on Form 10-K filed for
                1992 between the Company and Kohlberg      the fiscal year ended July 31, 1999,
                                                           File No. 0-21556, Exhibit 10.4
10.5            1994 Long Term Incentive Plan              Registration Statement on Form S-8 and
                                                           Form S-3, No. 33-53471, Exhibit 4(d)
10.6            1994 Director Stock Option Plan            Registration Statement on Form S-8 and
                                                           Form S-3, No. 33-53471, Exhibit 4(e)
10.7            Employee Stock Purchase and Option Plan    Registration Statement on Form S-8
                                                           filed with the Commission December 28,
                                                           1992, File No. 33-56412, Exhibit 4.3

  EXHIBIT                                                         INCORPORATED BY REFERENCE
   NUMBER                     DESCRIPTION                             TO OTHER DOCUMENT
  -------                     -----------                         -------------------------
10.8            Form of Termination of Control             Annual Report on Form 10-K for the
                Agreement between the Company and named    fiscal year ended July 31, 1997, File
                executives                                 No. 0-21556, Exhibit 10.10
10.9            Form of Supplemental Executive             Annual Report on Form 10-K for the
                Retirement Plan for Covered Executives     fiscal year ended July 31, 1997, File
                                                           No. 0-21556, Exhibit 10.11
10.10           Northwestern Steel and Wire Company        Registration statement on Form S-8
                1998 Non-Employee Directors' Stock         filed with the Commission May 24, 1999,
                Option Plan                                File No. 333-79179, Exhibit 4.5
10.11           Northwestern Steel and Wire Company        Registration statement on Form S-8
                Employee Incentive Compensation Plan       filed with the Commission May 24, 1999,
                                                           File No. 333-79179, Exhibit 4.4
10.12           Northwestern Steel and Wire Company        Filed herewith
                2000 Stock Incentive Plan
21              Subsidiaries of the Registrant
21.1            The Company has three subsidiaries:
                Northwestern Steel and Wire Company
                (formerly H/N Steel Company, Inc.), a
                Texas corporation, Northwestern Steel
                and Wire Company, a Delaware
                corporation, and Northwestern Steel and
                Wire Company -- Kentucky, a Delaware
                corporation
23              Consent of Experts and Counsel
23.1            Consent of Independent Accountants         Filed herewith
                dated November 13, 2000
27              Financial Data Schedule
27.1            Financial Data Schedule                    Filed herewith

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November 2000.

                                          NORTHWESTERN STEEL AND WIRE
                                          COMPANY

                                          By:    /s/ THOMAS M. VERCILLO
                                            ------------------------------------
                                            Thomas M. Vercillo
                                            Vice President -- Finance, Chief
                                            Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 13h day of November, 2000.

                                   SIGNATURES

                           /s/ WILLIAM F. ANDREWS
---------------------------------------------------
William F. Andrews
Chairman of the Board and Director

                        /s/ FREDERICK J. ROCCHIO, JR.
---------------------------------------------------
Frederick J. Rocchio, Jr.
President, Chief Executive Officer and Director

                         /s/ DARIUS W. GASKINS, JR.
---------------------------------------------------
Darius W. Gaskin, Jr.
Director
                          /s/ THOMAS A. GILDEHAUS.
---------------------------------------------------
Thomas A. Gildehaus
Director

                              /s/ DAVID L. GORE
---------------------------------------------------
David L. Gore
Director

                          /s/ CHRISTOPHER LACOVARA
---------------------------------------------------
Christopher Lacovara
Director

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
  10.12        Northwestern Steel and Wire Company 2000 Stock Incentive
               Plan
   23.1        Consent of Independent Accountants
   27.1        Financial Data Schedule