Form 10-Q
period 2000-10-31
NORTHWESTERN STEEL & WIRE CO
filed 2000-12-20
CIK 73093

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 31, 2000

               or

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

Number of shares of common stock outstanding as of December 20, 2000:

       Common Stock 24,905,424 shares
       (includes 420,601 treasury shares)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                           October 31,
                                                -----------------------------------
                                                       2000           1999
                                                             (Unaudited)
                                                (in thousands of dollars except per
                                                   share data and tonnage data)

Net sales                                             $84,796        $87,131
                                                      -------        -------

Cost and operating expenses:
     Cost of goods sold (excluding depreciation)       83,871         86,545
     Depreciation                                       3,626          3,264
     Selling and administrative                         2,472          3,408
                                                      -------        -------
        Total cost and operating expenses              89,969         93,217
                                                      -------        -------

Operating loss                                         (5,173)        (6,086)
                                                      -------        -------

Other income and expenses:
     Interest expense                                   3,880          3,308
     Interest and other income                             (2)        (1,282)
                                                      -------        -------
        Total other income and expenses                 3,878          2,026
                                                      -------        -------

Loss before income taxes                               (9,051)        (8,112)
Benefit for income taxes                                  --             --
                                                      -------        -------

Net loss                                              $(9,051)       $(8,112)
                                                      =======        =======

Basic net loss per share                              $ (0.37)        $(0.33)
                                                      =======        =======

Net tons shipped                                      262,801        284,493
                                                      =======        =======

                  The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                  (in thousands of dollars except share data)

                                                      October 31,        July 31,
                                                         2000              2000
                                                      ----------        ----------
                                     ASSETS
CURRENT ASSETS                                                  (Unaudited)
  Cash and cash equivalents                            $      307        $    1,250
  Receivables, less allowance of $1,419 and $
     1,441 respectively                                    31,681            33,245
  Income tax receivable                                        51               266
  Other assets                                              4,327             3,387
                                                       ----------        ----------
                                                           36,366            38,148
                                                       ----------        ----------
  Inventories, at lower of cost or market:
     Finished products                                     28,497            28,031
     Semi-finished products                                 9,448            10,562
     Raw materials and supplies                             3,867             6,382
                                                       ----------        ----------
                                                           41,812            44,975
                                                       ----------        ----------
          Total current assets                             78,178            83,123
                                                       ----------        ----------

PLANT AND EQUIPMENT, at cost                              343,725           341,309
  Accumulated depreciation                                190,139           186,513
                                                       ----------        ----------
  Net plant and equipment                                 153,586           154,796
                                                       ----------        ----------

DEFERRED FINANCING COST                                       877             1,049
OTHER ASSETS                                               22,821            20,878
                                                       ----------        ----------

          Total assets                                 $  255,462        $  259,846
                                                       ==========        ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                    $   36,074        $   33,368
   Accrued expenses                                        30,043            28,043
   Current portion of long term debt                      115,047           115,012
                                                       ----------        ----------
           Total current liabilities                      181,164           176,423

LONG TERM DEBT                                             33,783            34,236
OTHER LONG TERM LIABILITIES                                85,997            85,618
                                                       ----------        ----------
          Total liabilities                               300,944           296,277
                                                       ----------        ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock, par value $1 per share:
      - Authorized - 1,000,000 shares
      - Issued - none                                         --                --
   Common stock, par value $.01 per share:
      - Authorized - 75,000,000 shares
      - Issued - 24,905,424 shares                        123,973           123,973
   Retained deficit                                      (164,130)         (155,079)
   Minimum pension liability                                   -                 -
   Treasury shares, at cost; 420,601 shares                (5,325)           (5,325)
                                                       ----------        ----------
          Total shareholders' equity                      (45,482)          (36,431)
                                                       ----------        ----------

          Total liabilities and shareholders' equity   $  255,462        $  259,846
                                                       ==========        ==========

                  The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                      NORTHWESTERN STEEL AND WIRE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the Three Months Ended
                                                                             October 31,
                                                                    ----------------------------
                                                                      2000               1999
                                                                    ---------          ---------
                                                                             (Unaudited)
                                                                      (In thousands of dollars)
Cash Flows From Operations:
     Net loss                                                       $ (9,051)          $ (8,112)
     Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities
     Depreciation                                                      3,626              3,264
     Loss on sale of plant and equipment                                 --                (995)
     Amortization of deferred financing costs and debt discount          893                279
     Income tax receivable                                               215                --
     Decrease (Increase) in receivables                                1,564             (4,667)
     Decrease (increase) in inventories                                3,164             (3,790)
     (Increase) decrease in other current assets                        (940)             1,003
     Increase in other long term assets                               (1,943)            (3,812)
     Increase in accounts payable and accrued expenses                   321             11,510
     Increase in other long term liabilities                             381                616
                                                                    ---------          ---------
Net cash used in operations                                           (1,770)            (4,704)
                                                                    ---------          ---------

Cash Flows From Investing Activities:
     Capital expenditures                                             (2,412)            (8,093)
     Proceeds from sale of plant and equipment                           --               2,195
     Decrease in restricted cash                                         --               2,060
                                                                    ---------          ---------
Net cash used in investing activities                                 (2,412)            (3,838)
                                                                    ---------          ---------

Cash Flows From Financing Activities:
     Payments of long term debt                                      (35,372)           (19,626)
     Payments for deferred financing fees                              (659)              (891)
     Proceeds from issuance of long term debt and revolver loans      34,920                --
     Cash overdraft                                                    4,350                --
                                                                    ---------          ---------
Net cash provided by (used in) financing activities                    3,239            (20,517)
                                                                    ---------          ---------

     (Decrease) provided by in cash and cash equivalents                (943)           (29,059)

Cash and Cash Equivalents:
     Beginning of period                                               1,250             39,415
                                                                    ---------          ---------
     End of period                                                  $    307           $ 10,356
                                                                    =========          =========



Supplemental Disclosures of Cash Flow Information:
Cash Paid (Received) During the Period For:
     Interest                                                       $    979           $    189
     Income taxes                                                       (215)                 -



                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                       NORTHWESTERN STEEL AND WIRE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts are in thousands except share data)


1. These consolidated financial statements included herein should be read together with the fiscal 2000 audited financial statements and notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. The Consolidated Financial Statements as of October 31, 2000 and July 31, 2000 and for the three month periods ended October 31, 2000 and 1999 have not been audited. However, the Company believes the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature, except those noted below.

3. Basic net loss per share amounts, as presented on the Consolidated Statements of Operations, are based on the weighted average actual shares outstanding of 24,484,823 for the three months ended October 31, 2000 and 1999. Only basic net loss per share was presented for each period since the impact for options issued pursuant to the various Company stock option plans is anti-dilutive.

4. An income tax provision or benefit is recorded by estimating the annual effective income tax rate and applying that rate to pretax income or loss. No tax benefit was recorded for the three months ended October 31, 2000 and 1999.

5. Effective October 5, 1999 the Company entered into a new revolving credit facility ("New Credit Facility") for $65,000 with Fleet Capital Corporation. As of October 31, 2000, the Borrowing Base was equal to $48,850 with borrowings of $33,112. The amount which the Company could borrow was reduced by $10,188 in letters of credit and a $5,000 hold-back, leaving $550 available to borrow on October 31, 2000. At October 31, 2000, the Company was in compliance with its bank covenants. The Company is required to submit weekly Borrowing Base Certificates when availability falls below $20,000. Most recently, the weekly Borrowing Base Certificates have been required to be adjusted on a daily basis to reflect the impact of prior day collections and sales in order to determine the daily borrowing capacity. As of December 12, 2000, Fleet Capital Corporation reduced the amount of the hold-back from $5,000 to $3,000. On December 19, 2000, the Borrowing Base was equal to $40,598 with borrowings of $26,962. The amount which the Company could borrow was reduced by $10,188 in letters of credit and $3,000 hold-back, leaving the Company with $448 available to borrow as of December 19, 2000. At December 19, 2000, the Company was in compliance with its bank covenants. As the Borrowing Base Certificates are adjusted on a daily basis to reflect the impact of prior day collections and sales, the availability on the revolving line of credit may change in the near term.

6. The Company currently has $115 million of senior notes scheduled to be redeemed on June 15, 2001 (the "Senior Notes"). The Company failed to make its interest payment of $5.5 million to the holders of the Senior Notes on December 15, 2000. The failure to pay interest will cause a default under the Senior Notes indenture agreement unless cured in 30 days from the date due.

     The Company, as described in its most recent annual report on Form 10-K, has been trying to implement its strategic plan to modernize its facilities while at the same time has been experiencing a liquidity shortage largely caused by steel market conditions. Also stated in the Form 10-K, the Company has attempted to enroll the assistance of its critical vendors to continue to ship goods on credit terms while taking secured notes in return for past amounts due. While several of the Company's vendors expressed a willingness to help, there were not a sufficient number for the Company to continue to operate at the current mill's capacity.

     As a result the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Northern District of Illinois, located in Rockford, Illinois on December 19, 2000. The Company expects to continue to operate in the ordinary course during the reorganization proceeding and file a reorganization plan shortly. It is anticipated that such plan will include a substantial restructuring of the Company's balance sheet. While the Company recognizes that a successful reorganization will require negotiations with all of its major constituencies, including its bondholders, lenders and union, the Company anticipates that its plan will have the support of those constituencies. Accordingly, the Company hopes to emerge from Chapter 11 by June 2001. As a result of the Chapter 11 filing, the Company has also terminated its exchange and consent solicitation relating to its Senior Notes.

     In order to continue to operate the mill Fleet Capital Corporation has agreed, subject to the Bankruptcy Court's approval, to release the current hold-back of $3,000 for debtor-in-possession financing and to increase the amount available under the Credit Facility by an additional $2,000 on February 1, 2001, subject to the Company satisfying certain conditions. In addition, the Company is still seeking additional loans from the State of Illinois and a junior secured lender in the combined amounts of $6,000 to $20,000.

     The Company continues to believes that constructing the new mill is necessary for its long term viability and plans to continue to seek financing in order to take advantage of the government guarantee. Continued adverse steel market conditions and the bank loan market's concerns over the specific terms of the Steel Loan Guarantee have prevented the completion to this date of any financing to any steel producer under the Steel Loan Guarantee Program. Nevertheless, recent changes in the regulations under the Guarantee Program have encouraged the Company to continue to seek a financing transaction under that federal program. However in order to take advantage of the Steel Loan Guarantee Program the Company will have to file a new application due to the change in its circumstances since it filed the application which was approved in August 2000.

     With the continued support of the Company's employees, suppliers, customers and creditors, the Company believes that it can emerge from Chapter 11 in a short time as a financially stable competitor in its market.

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

     The Company has been cited by the U. S. Environmental Protection Agency ("USEPA") for alleged violations of the 1990 Clean Air Act ("CAA") and other requirements at its Sterling furnace operations. The Company settled this claim on November 16, 2000. The agreement requires the Company to pay a civil penalty of approximately $435 and achieve and maintain compliance with the CAA through capital expenditures that the Company has submitted and subsequently completed as of

October 31, 2000 totaling $12,630. Upon execution of the consent decree by USEPA, which occurred on October 8, 2000, the Company was required to idle #6 furnace. The #7 furnace is permitted by the Illinois Environmental Protection Agency ("IEPA") to operate, but is currently idle. The recently installed #8 furnace is currently operating on a construction permit from the IEPA that expires in April 2001. After completion of testing to be performed in the next few months, the Company anticipates that #8 furnace will be permitted under the Company's existing Title V permit.

     Based on continuing review of applicable regulatory requirements by the Company's internal environmental compliance manager and advice from independent consultants, the Company believes that it is currently in substantial compliance with applicable environmental requirements, except as noted in the Company's fiscal 2000 Annual Report on Form 10-K for Commitments and Contingencies.

8. The Company is currently a party of an OSHA complaint from August 1998 regarding potential overloading of a crane. The Company has taken corrective action and a hearing was held in November 1999 seeking a resolution of the complaint. The case has been resolved, resulting in a settlement of approximately $300 in fines payable over the following three fiscal years. As of October 31, 2000, this settlement has been fully reserved for in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended July 31, 2000.

FORWARD LOOKING INFORMATION

     Except for historical information, matters discussed in this Item 2 contain forward-looking information and describe the Company's belief concerning future performance, business conditions and outlook based on currently available information. The Company has identified these "forward-looking" statements by words such as "anticipates", "expects", "believes", "estimates", and "appears" and similar expressions. Risk and uncertainties which could cause actual results of performance to differ materially from those expressed herein including the following: a significant downturn in the domestic steel industry generally; unanticipated material problems directly affecting the Company; volumes of production and product shipments; changes in product mix and pricing; costs of scrap steel and other raw material inputs; changes in domestic manufacturing capacity; the level of non-residential construction and overall economic growth in the United States; the level of imported products in the Company's markets; changes in legislative or regulatory requirements; the ability to have the new furnace become fully operational and to perform in accordance with specifications; the need to modernize or replace the Company's exiting rolling mills; the need to have vendors continue to supply the Company with goods and services during the bankruptcy proceeding; the ability to have the Company's reorganization plan approved; and the Company's ability to improve its current liquidity shortage. The Company assumes no obligation to update the information contained herein.

RESULTS OF OPERATIONS

     Net sales for the Company were $84.8 million on shipments of 262,801 net tons for the three months ended October 31, 2000, compared to $87.1 million on shipments of 284,493 net tons for the three months ended October 31, 1999.

     The Company recorded a net loss for the quarter of $9.1 million, or $.37 per share. In the first quarter of the prior year, the Company recorded a net loss of $8.1 million, or $.33 per share, which included expenses of approximately $1.0 million, or $.04 per share associated with the anticipated new mill construction.

     Tons shipped in the quarter decreased approximately 8% compared to the prior year period. The Company's bar and structural product volume decreased approximately 5% while the Company's rod & wire product volume declined by approximately 12% in comparison to the first quarter shipments of the prior fiscal year. All of the Company's product lines have been experiencing intense pressure from imports.

     Pricing of the Company's bars and structural products, overall, were approximately 9% stronger than the first quarter of the prior year. However, recently announced price decreases of approximately 5% for bars and structurals combined will be eroding the gains made in the last year. During the first quarter of fiscal 2001, the Company continued to see elevated import levels of foreign steel in its rod markets. The import presence has negatively impacted product shipments and pricing for rods shipped during the three months ended October 31, 2000. Pricing for the Company's rod products remained depressed and are approximately the same as last year's first fiscal quarter.

     Cost of goods sold, excluding depreciation, as a percentage of net sales for the three-month period ended October 31, 2000 decreased to 98.9% compared to the prior year at 99.3%. During the first quarter of the prior year, the Company recorded expenses related to the new mill of $1,042. On September 4, 2000, the transformer for #8 furnace failed, causing the Company to run short of semi-finished steel production. The Company subsequently requested and received permission from the IEPA to re-start #6 furnace for the period from September 11, 2000, until October 8, 2000. The Company started up #7 furnace on September 16, 2000, to supplement #6 furnace during the outage on #8 furnace. The Company has a spare transformer for #8 furnace, which was installed and #8 re-started on October 14, 2000. Due to the furnace issues previously discussed, the Company was forced to reduce operations during September, despite the purchase of 10,000 tons of semi-finished billets.

     Depreciation expense increased for the first quarter of fiscal 2001 with expenses of $3.6 million in comparison to the prior year's first quarter expense of $3.3 million. The increase for the current quarter is due primarily to the completion of #8 furnace in February 2000.

     For the quarter ended October 31, 2000, selling and administrative expense was $2.5 million compared to $3.4 million in the prior fiscal year period The decrease for the current three month period is due primarily to decreased professional fees related to the efforts by the Company to restructure its existing $115 million senior notes.

     The operating loss recorded for the quarter ended October 31, 2000 was $5.2 million compared to a $6.1 million loss in the prior year. The quarter-to-quarter change resulted primarily from the decreased professional fees related to the efforts by the Company to restructure its existing senior notes.

     Interest expense was $3.9 million for the quarter ended October 31, 2000 compared to $3.3 million in the prior fiscal year period, primarily due to increased borrowings on the New Credit Facility.

     No tax benefit was recorded for the three months ended October 31, 2000, and October 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Funds for the Company's operational needs have been provided from internally generated cash and borrowings against the New Credit Facility. As of October 31, 2000, total liquidity, comprising cash, cash equivalents and funds available under the Company's credit facility, was $.9 million compared to $4.6 million at July 31, 2000. The decrease in liquidity primarily resulted from a decrease in operating margins.

     The Company used cash in operations of $1.8 million in the first three months of fiscal 2001 compared to operations using cash of $4.7 million in the prior year period. The change from the prior year is largely attributable to reduced working capital requirements resulting from decreases in inventory and receivables.

     Net cash used in investing activities amounted to $2.4 million in the first three months of fiscal 2001 compared to $3.8 million in the prior year period. The decrease is largely attributable to a reduction in capital spending as the Company spent significant funds on engineering for its new structural rolling mill and a new #8 furnace in the three months ended October 31, 1999.

     Net cash from financing activities for the three months ended October 31, 2000 was $3.2 million. This was significantly higher than the prior year period, primarily due to increased borrowings in the first quarter of fiscal 2001. In addition, in the prior year quarter, the Company paid down $19.6 million on the old revolving credit loan with Chase at the time of the completion of the new revolving line with Fleet Bank.

     On October 5, 1999 the Company entered into a new revolving credit facility ("Credit Facility") for $65 million with Fleet Capital Corporation. As of October 31, 2000, the Borrowing Base was equal to $48.9 million, with borrowings of $33.1 million. The amount which the Company could borrow was reduced by $10.1 million in letters of credit and a $5.0 million hold-back, leaving $.6 million available to borrow on October 31, 2000. At October 31, 2000, the Company was in compliance with its bank covenants. The Company is required to submit weekly Borrowing Base Certificates when availability falls below $20.0 million. Most recently, the weekly Borrowing Base Certificates are adjusted on a daily basis to reflect the impact of prior day collections and sales in order to determine borrowing capacity on a daily basis. As of December 12, 2000, Fleet Capital Corporation reduced the amount of the hold-back from $5.0 million to $3.0 million. On December 19, 2000, the Borrowing Base was equal to $40.6 million with borrowings of $27.0 million. The amount which the Company could borrow was reduced by $10.2 million in letters of credit and $3.0 million hold-back, leaving the Company with $.4 million available to borrow. At December 19, 2000, the Company was in compliance with its bank covenants. As the Borrowing Base Certificates are adjusted on a daily basis to reflect the impact of prior day collections and sales, the availability on the revolving line of credit may change in the near term.

     The Company currently has $115 million of senior notes scheduled to be redeemed on June 15, 2001 (the "Senior Notes"). The Company failed to make its interest payment of $5.5 million to the holders of the Senior Notes on December 15, 2000. The failure to pay interest will cause a default under the Senior Notes indenture agreement unless cured in 30 days from the date due.

     The Company, as described in its most recent annual report on Form 10-K, has been trying to implement its strategic plan to modernize its facilities while at the same time has been experiencing a liquidity shortage largely caused by steel market conditions. Also stated in the Form 10-K, the Company has attempted to enroll the assistance of its critical vendors to continue to ship goods on credit terms while taking secured notes in return for past amounts due. While several of the Company's vendors expressed a willingness to help, there were not a sufficient number for the Company to continue to operate at the current mill's capacity.

     As a result the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Northern District of Illinois, located in Rockford, Illinois on December 19, 2000. The Company expects to continue to operate in the ordinary course during the reorganization proceeding and file a reorganization plan shortly. It is anticipated that such plan will include a substantial restructuring of the Company's balance sheet. While the Company recognizes that a successful reorganization will require negotiations with all of its major constituencies, including its bondholders, lenders and union, the Company anticipates that its plan will have the support of those constituencies. Accordingly, the Company hopes to emerge from Chapter 11 by June 2001. As a result of the Chapter 11 filing, the Company has also terminated its exchange and consent solicitation relating to its Senior Notes.

     In order to continue to operate the mill Fleet Capital Corporation has agreed, subject to the Bankruptcy Court's approval, to release the current hold-back of $3.0 million for debtor-in-possession financing and to increase the amount available under the Credit Facility by an additional $2.0 million on February 1, 2001, subject to the Company satisfying certain conditions. In addition, the Company is still seeking additional loans from the State of Illinois and a junior secured lender in the combined amounts of $6.0 million to $20.0 million.

     The Company continues to believes that constructing the new mill is necessary for its long term viability and plans to continue to seek financing in order to take advantage of the government guarantee. Continued adverse steel market conditions and the bank loan market's concerns over the specific terms of the Steel Loan Guarantee have prevented the completion to this date of any financing to any steel producer under the Steel Loan Guarantee Program. Nevertheless, recent changes in the regulations under the Guarantee Program have encouraged the Company to continue to seek a financing transaction under that federal program. However in order to take advantage of the Steel Loan Guarantee Program the Company will have to file a new application due to the change in its circumstances since it filed the application which was approved in August 2000.

     With the continued support of the Company's employees, suppliers, customers and creditors, the Company believes that it can emerge from Chapter 11 in a short time as a financially stable competitor in its market.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 8 in the Notes to the Consolidated Financial Statements.

Item 3.  Defaults Upon Senior Securities

         The Company failed to make its interest payment of $5.5 million to the holders of the Senior Notes on December 15, 2000. The failure to pay interest will cause a default under the Senior Notes indenture agreement unless cured in 30 days from the date due.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits

                27.1 - Financial Data Schedule
                99.1 - Press Release dated December 20, 2000

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NORTHWESTERN STEEL AND WIRE COMPANY



                                  By: /s/ Thomas M. Vercillo
                                      ------------------------------------------
                                      Thomas M. Vercillo
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)


December 20, 2000

                                  EXHIBIT INDEX

Exhibit No.                                Description
-----------                                -----------

27.1                                       Financial Data Schedule

99.1                                       Press Release dated December 20, 2000