Form 10-Q
period 2001-01-31
NORTHWESTERN STEEL & WIRE CO
filed 2001-03-19
CIK 73093

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2001

     or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

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

Number of shares of common stock outstanding as of March 16, 2001:

         Common Stock 24,905,424 shares
         (includes 420,601 treasury shares)

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       NORTHWESTERN STEEL AND WIRE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended         Six Months Ended
                                                         January 31,                January 31,
                                                    ----------------------    ----------------------
                                                       2001         2000         2001        2000
                                                                       (Unaudited)
                                                            (in thousands of dollars except per
                                                                share data and tonnage data)
Net sales                                           $  57,301    $  90,179    $ 142,096    $ 177,310
                                                    ---------    ---------    ---------    ---------

Cost and operating expenses:
     Cost of goods sold (excluding depreciation)       69,116       89,702      152,987      176,246
     Depreciation                                       3,641        3,319        7,267        6,583
     Selling and administrative                         2,634        3,202        5,105        6,611
                                                    ---------    ---------    ---------    ---------
        Total cost and operating expenses              75,391       96,223      165,359      189,440
                                                    ---------    ---------    ---------    ---------

Operating loss                                        (18,090)      (6,044)     (23,263)     (12,130)
                                                    ---------    ---------    ---------    ---------

Other income and expenses:
     Interest expense                                   2,248        3,273        6,128        6,581
     Interest and other income                           --           (153)          (2)      (1,435)
                                                    ---------    ---------    ---------    ---------
        Total other income and expenses                 2,248        3,120        6,126        5,146
                                                    ---------    ---------    ---------    ---------

Loss before reorganization costs and income taxes     (20,338)      (9,164)     (29,389)     (17,276)
Reorganization costs                                       31         --             31         --
                                                    ---------    ---------    ---------    ---------
Loss before income taxes                              (20,369)      (9,164)     (29,420)     (17,276)
Benefit for income taxes                                 --           --           --           --
                                                    ---------    ---------    ---------    ---------

Net loss                                            $ (20,369)   $  (9,164)   $ (29,420)   $ (17,276)
                                                    =========    =========    =========    =========

Basic net loss per share                            $   (0.83)   $   (0.37)   $   (1.20)   $   (0.70)
                                                    =========    =========    =========    =========

Net tons shipped                                      189,443      277,730      452,245      562,222
                                                    =========    =========    =========    =========



                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                       NORTHWESTERN STEEL AND WIRE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                   (in thousands of dollars except share data)



                                                                     January 31,     July 31,
                                                                        2001           2000
                                                                     -----------    ----------
                                               ASSETS
CURRENT ASSETS                                                                (Unaudited)
  Cash and cash equivalents                                            $     436    $   1,250
  Receivables, less allowance of $1,419 and $ 1,441 respectively          22,058       33,245
  Income tax receivable                                                       51          266
  Other assets                                                             4,319        3,387
                                                                       ---------    ---------
                                                                          26,864       38,148
                                                                       ---------    ---------
  Inventories, at lower of cost or market:
    Finished products                                                     24,534       28,031
    Semi-finished products                                                 5,706       10,562
    Raw materials and supplies                                             6,482        6,382
                                                                       ---------    ---------
                                                                          36,722       44,975
                                                                       ---------    ---------
          Total current assets                                            63,586       83,123
                                                                       ---------    ---------

PLANT AND EQUIPMENT, at cost                                             346,185      341,309
  Accumulated depreciation                                               193,780      186,513
                                                                       ---------    ---------
  Net plant and equipment                                                152,405      154,796
                                                                       ---------    ---------

DEFERRED FINANCING COST                                                      705        1,049
OTHER ASSETS                                                              23,066       20,878
                                                                       ---------    ---------

          Total assets                                                 $ 239,762    $ 259,846
                                                                       =========    =========


                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                     $  14,737    $  33,368
  Accrued expenses                                                        23,557       28,043
  Short term debt - DIP Loan                                              22,305            -
  Current portion of long term debt                                        1,708      115,012
                                                                       ---------    ---------
          Total current liabilities                                       62,961      176,423

LONG TERM DEBT                                                                 -       34,236
LIABILITIES SUBJECT TO COMPROMISE                                        156,969            -
OTHER LONG TERM LIABILITIES                                               86,337       85,618
                                                                       ---------    ---------
          Total liabilities                                              305,613      296,277
                                                                       ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, par value $1 per share:
      - Authorized - 1,000,000 shares
      - Issued - none                                                       --           --
    Common stock, par value $.01 per share:
      - Authorized - 75,000,000 shares
      - Issued - 24,905,424 shares                                       123,973      123,973
    Retained deficit                                                    (184,499)    (155,079)
    Treasury shares, at cost; 420,601 shares                              (5,325)      (5,325)
                                                                       ---------    ---------
          Total shareholders' equity                                     (65,851)     (36,431)
                                                                       ---------    ---------

          Total liabilities and shareholders' equity                   $ 239,762    $ 259,846
                                                                       =========    =========


                   The accompanying notes are an integral part
               of the unaudited consolidated financial statements

                       NORTHWESTERN STEEL AND WIRE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For the Six Months Ended
                                                                          January 31,
                                                                  ------------------------
                                                                     2001          2000
                                                                  ----------    ----------
                                                                          (Unaudited)
                                                                  (In thousands of dollars)
Cash Flows From Operations:
     Net loss                                                      $(29,420)     $(17,276)
     Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities
     Depreciation                                                     7,267         6,583
     Loss on sale of plant and equipment                               --            (995)
     Amortization of deferred financing costs and debt discount         931           403
     Income tax receivable                                              215          --
     Decrease (increase) in receivables                              11,187        (2,462)
     Decrease (increase) in inventories                               8,253        (5,411)
     (Increase) decrease in other current assets                       (932)          663
     Increase in other long term assets                              (2,188)       (4,948)
     Increase in accounts payable and accrued expenses               16,751         7,735
     Increase in other long term liabilities                            165         1,079
                                                                   --------      --------
Net cash used in operations                                          12,229       (14,630)
                                                                   --------      --------

Cash Flows From Investing Activities:
     Capital expenditures                                            (4,876)      (24,031)
     Proceeds from sale of plant and equipment                         --           2,195
     Decrease in restricted cash                                       --           2,060
                                                                   --------      --------
Net cash used in investing activities                                (4,876)      (19,776)
                                                                   --------      --------

Cash Flows From Financing Activities:
     Payments of long term debt and revolver loans                  (79,725)      (26,789)
     Payments for deferred financing fees                              (586)         (821)
     Proceeds from issuance of long term debt and revolver loans     47,321        19,991
     Proceeds from DIP Loan                                          22,785          --
     Cash overdraft                                                   2,038         3,200
                                                                   --------      --------
Net cash used in financing activities                                (8,167)       (4,419)
                                                                   --------      --------

    Decrease in cash and cash equivalents                              (814)      (38,825)

Cash and Cash Equivalents:
     Beginning of period                                              1,250        39,415
                                                                   --------      --------
     End of period                                                 $    436      $    590
                                                                   ========      ========

Supplemental Disclosures of Cash Flow Information:
Cash Paid (Received) During the Period For:
     Interest                                                      $  1,891      $ 13,022
     Income taxes                                                      (215)       (4,540)



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

2.   Reorganization

     The Company, as described in its most recent annual report on Form 10-K, has been trying to implement its strategic plan to modernize its facilities while at the same time has been experiencing a liquidity shortage largely caused by steel market conditions. As part of these efforts, the Company attempted unsuccessfully to enroll the assistance of its critical vendors to continue to ship goods on credit terms while taking secured notes in return for past amounts due.

     As a result of the liquidity shortage and inability to reach an arrangement with critical vendors, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Northern District of Illinois, located in Rockford, Illinois on December 19, 2000 Case No. 00-74075. The Company continues to operate in the ordinary course during the reorganization proceeding and plans to file a reorganization plan in approximately six months. It is anticipated that such plan will include a substantial restructuring of the Company's balance sheet. While the Company recognizes that a successful reorganization will require negotiations with all of its major constituencies, including its senior noteholders, lenders and union, the Company anticipates that its plan will have the support of those constituencies. Accordingly, the Company hopes to emerge from Chapter 11 sometime later this calendar year.

     Subsequent to the Chapter 11 filing by the Company, Fleet Capital Corporation ("Fleet") agreed with the Bankruptcy Court's approval, to supply Debtor-In-Possession ("DIP") financing to the Company (the "DIP Loan"). The DIP Loan is a $65,000 revolving credit facility maturing June 15, 2001. The DIP
Loan may be drawn upon up to an amount based upon a percentage of eligible accounts receivable, inventory, supplies and rolling stock (the "Borrowing Base"). Interest is payable monthly in arrears at a rate of prime plus 1%, currently 9-1/2%. As of January 31, 2001, the Borrowing Base was $40,013, with borrowings of $24,013. The amount which the Company could borrow was reduced by $9,722 in letters of credit, leaving $6,278 available to borrow. The Company is required to submit daily Borrowing Base Certificates to reflect the impact of prior day collections and sales, and, therefore the availability on the DIP Loan changes each day. The amount available under the DIP Loan was increased by an additional $2,000 on February 1, 2001. Repayment of the DIP Loan is secured by a first priority lien on all real and personal property owned by the Company. At January 31, 2001, the Company was in compliance with its DIP loan.

     On February 26, 2001, the Company received a grant from the State of Illinois for $6,000. The Company is not required to repay the grant and used the funds to reduce the amount of the DIP Loan. As of March 14, 2001, the Borrowing Base was equal to $46,995 with borrowings of $30,697. The amount which the Company could borrow was reduced by $9,722 in letters of credit, leaving the Company with $8,576 available to borrow after adding back the $2,000 overadvance in excess of the borrowing base. In addition, the Company is still seeking additional loans from the State of Illinois.

     The Company continues to believe that constructing the new mill is necessary for its long term viability and continues to seek financing to take advantage of the federal government guarantee under the Emergency Steel Loan Act of 1999 (the "Guarantee Act"). The Guarantee Act provides that a qualified steel company can apply to the Loan Guarantee Board for a federal guarantee of up to 85% of the principal amount of a loan made to a steel company by a private bank or other financial institution. The Company, in fact, applied for and was granted in August 2000 a guarantee for 85% of a $170 million loan, but was unable to obtain financing for the loan despite the guarantee. Continued adverse steel market conditions have prevented the completion to this date of any financing to any steel producer under the Guarantee Act except for a loan made to Geneva Steel Company in early 2001. Recent changes in the regulations under the Guarantee Act have encouraged the Company to continue to seek a financing transaction under that federal program. However, to take advantage of the Guarantee Act, the Company will have until August 31, 2001 to file a new application due to the change in circumstances since the Company filed its first application with the Loan Guarantee Board.

     With the continued support of the Company's employees, suppliers, customers and creditors and assuming improvement in the domestic steel markets generally, the Company believes that it can emerge from Chapter 11 sometime later this calendar year as a financially stable competitor in its market.

     Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. If the Company is able to successfully reorganize, substantially all unsecured liabilities as of the petition date would be subject to settlement under a plan of reorganization to be voted upon by all impaired classes of creditors and approved by the Bankruptcy Court.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Loan and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

3.   Liabilities Subject to Compromise

     The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, determination as to the value of any collateral securing claims, or other events. Additional claims may arise resulting from rejection of additional executory contracts or unexpired leases by the Company.

                                                        At
                                                 January 31, 2001
                                                 ----------------

                  Senior Notes                        $114,963
                  Long term debt                           762
                  Accounts payable                      35,024
                  Interest payable                       5,586
                  Other liabilities                        634
                                                      --------
                                                      $156,969
                                                      ========

     As a result of the bankruptcy filing, no principal or interest payments will be made on any pre-petition debt without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved. Contractual interest expense not recorded on certain pre-petition debt totaled $1,242 for the three and six months ended January 31, 2001.

4.   Reorganization Costs

     Reorganization costs recorded for the three months ended January 31, 2001 consisted of the following:

         Professional fees     $ 22
         Other                    9
                               ----
                               $ 31
                               ====

5. The Consolidated Financial Statements as of January 31, 2001 and July 31, 2000 and for the three and six month periods ended January 31, 2001 and 2000 have not been audited. However, the Company believes the information reflects all adjustments which, in the opinion of management, are necessary to present fairly the results shown for the periods indicated. Management believes all adjustments were of a normal recurring nature, except those noted herein.

6. Basic net loss per share amounts, as presented on the Consolidated Statements of Operations, are based on the weighted average actual shares outstanding of 24,484,823 for the three and six months ended January 31, 2001 and 2000. Only basic net loss per share was presented for each period since the impact for options issued pursuant to the various Company stock option plans is anti-dilutive.

7. An income tax provision or benefit is recorded by estimating the annual effective income tax rate and applying that rate to pretax income or loss. No income tax benefit was recorded for the three and six months ended January 31, 2001 and 2000.

8. The Company currently has $115 million of senior notes scheduled to be redeemed on June 15, 2001 (the "Senior Notes"). The Company failed to make its interest payment of $5.5 million to the holders of the Senior Notes on December 15, 2000. The failure to pay interest within 30 days from the date due caused a default under the Senior Note indenture agreement. The Senior Notes are included in the amounts subject to compromise as of January 31, 2001.

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

     The Company has been cited by the U. S. Environmental Protection Agency ("USEPA") for alleged violations of the 1990 Clean Air Act ("CAA") and other requirements at its Sterling furnace operations. The Company settled this claim on November 16, 2000. The agreement required the Company to pay a civil penalty of approximately $434 (subject to compromise) and achieve and maintain compliance with the CAA through capital expenditures that the Company has submitted and subsequently completed as of January 31, 2001 totaling $12,630. Upon execution of the consent decree by USEPA, which occurred on October 8, 2000, the Company was required to idle #6 furnace. The #7 furnace is permitted by the Illinois Environmental Protection Agency ("IEPA") to operate, but is currently idle. The recently installed #8 furnace is currently operating on a construction permit from the IEPA. After completion of testing to be performed in the next few months, the Company expects to receive an operating permit for #8 furnace from the IEPA.

     Based on continuing review of applicable regulatory requirements by the Company's internal environmental compliance manager and advice from independent consultants, the Company believes that it is currently in substantial compliance with applicable environmental requirements, except as noted in the Company's fiscal 2000 Annual Report on Form 10-K for Commitments and Contingencies.

10. The Company is currently a party of an OSHA complaint from August 1998 regarding potential overloading of a crane. The Company has taken corrective action and a hearing was held in November 1999 seeking a resolution of the complaint. The case has been resolved, resulting in a settlement of approximately $300 in fines payable over the following three fiscal years. As of January 31, 2001, $200 of the settlement remains unpaid (subject to compromise) and has been fully reserved for in the financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended July 31, 2000 ("2000 10-K MD&A").

FORWARD LOOKING INFORMATION

     Except for historical information, matters discussed in this Item 2 contain forward-looking information and describe the Company's belief concerning future performance, business conditions and outlook based on currently available information. The Company has identified these "forward-looking" statements by words such as "anticipates", "expects", "believes", "estimates", and "appears" and similar expressions. Risk and uncertainties which could cause actual results of performance to differ materially from those expressed herein including the following: a significant downturn in the domestic steel industry generally; unanticipated material problems directly affecting the Company; volumes of production and product shipments; changes in product mix and pricing; costs of scrap steel and other raw material inputs; changes in domestic manufacturing capacity; the level of non-residential construction and overall economic growth in the United States; the level of imported products in the Company's markets; changes in legislative or regulatory requirements; the ability to have the new #8 furnace become fully operational and to perform in accordance with specifications; the need to modernize or replace the Company's exiting rolling mills; the need to have vendors continue to supply the Company with goods and services during the bankruptcy proceeding; the Company's ability to improve its operational and financial performance; the ability to have the Company's reorganization plan approved; and the Company's ability to improve its current liquidity shortage. The Company assumes no obligation to update the information contained herein.

RESULTS OF OPERATIONS

     Net sales for the Company were $57.3 million on shipments of 189,443 net tons for the three months ended January 31, 2001, compared to $90.2 million on shipments of 277,730 net tons for the three months ended January 31, 2000. The Company recorded a net loss for the quarter of $20.4 million, or $0.83 per share. In the second quarter of the prior year, the Company recorded a net loss of $9.2 million, or $0.37 per share, which included expenses of approximately $3.0 million, or $0.12 per share of expenses associated with the anticipated new mill construction.

     Tons shipped in the quarter decreased approximately 32% compared to the prior year period. Shipments were significantly impaired during the quarter as the Company was forced to curtail operations in December due to the inability to obtain scrap and other raw materials caused by the liquidity problems prior to filing for Chapter 11 protection. Additionally, after the Company filed for protection, operations remained idle for another two weeks until the Company could secure financing arrangements to purchase scrap and raw materials to enable it to restart the Company's production facilities. Deliveries of scrap and raw materials improved during January and February 2001, allowing the Company to achieve the planned minimum levels of inventory and meet current production requirements. However, net sales were impacted by reduced shipping levels and deterioration in selling prices. All of the Company's product lines have been under intense pressure from record levels of imported steel. The flood of imports has resulted in rod pricing declines of 3%, bar pricing declines of 7% and structural pricing decreases of 10% in comparison to the same three month period of the prior fiscal year. These record levels of imports, in conjunction with a slowing U. S. economy, has impacted more negatively the normal seasonal downturn. While the Company has seen some improvement in order entry rates and increased order backlog in February, selling prices are not expected to recover in the near term as shipping levels are anticipated to increase.

     For the six month period ended January 31, 2001, net sales were $142.1 million compared to $177.3 million in the prior year period. Tons shipped decreased from 562,222 net tons for the six months ended January 31, 2000 to 452,245 net tons for the comparable six months in the current year. For the six months ended January 31, 2001, the Company recognized a net loss of $29.4 million, or $1.20 per share. This compared to a net loss of $17.3 million or $0.70 per share, in the prior year period, which included expenses of approximately $4.1 million, or $0.16 per share of expenses associated with the anticipated new mill construction.

     Cost of goods sold, excluding depreciation and expenses associated with the anticipated new mill construction, as a percentage of net sales for the three month period ended January 31, 2001 increased to 120.6% compared to the prior year at 96.1%. The Company's facilities operated well under capacity for most of the quarter, as previously described, resulting in depressed operating rates. Additionally, as noted above, the Company experienced further declines in selling prices in all its product lines. As shipping levels increased in February, the Company adjusted operating levels to meet the increased demand. Operating rates have begun to improve and in conjunction with stringent weekly cash budgeting, the Company anticipates improvement in its sales margin. While improvement in sales margin is anticipated, estimated required levels of shipments and production to achieve profitable operations has not been realized to date.

     Cost of goods sold, excluding depreciation and expenses associated with the anticipated new mill construction, as a percentage of net sales for the six months ended January 31, 2001 was 107.7% compared to the prior year at 97.1%.

     Depreciation expense increased almost 10% from $3.3 million in the second quarter of fiscal 2000 to $3.6 million in the current year's second quarter. For the six month period ended January 31, 2001, depreciation increased approximately 10% from $6.6 million to $7.3 million. The increase for the three and six month periods was due primarily to capital expenditures in the Company's melt shop during the prior year.

     For the quarter ended January 31, 2001, selling and administrative expenses were $2.6 million compared to $3.2 million in the prior fiscal year period. For the six month period ended January 31, 2001, selling and administrative expenses decreased 23% from $6.6 million to $5.1 million. The decrease for the six month period is due primarily to decreased professional fees related to the efforts by the Company to restructure its existing $115 million Senior Notes.

     Interest expense was $2.2 million for the quarter ended January 31, 2001 compared to $3.3 million in the prior fiscal year period. Interest expense for the most recent six month period was $6.1 million compared to $6.6 million for the same period in the prior year. The decrease is due primarily to the Chapter 11 Bankruptcy filing resulting in cessation of interest accruals related to the $115 million Senior Notes.

     For the six month period ended January 31, 2000, interest and other income was $1.4 million.

     No tax benefit was recorded for the three and six month periods ended January 31, 2001 and 2000. The Company will continue to reassess its tax situation in light of its current operating results and the filing for Chapter 11 protection. The Company anticipates that it will pay very little in cash taxes during fiscal 2001 due to the current losses from operations for the first six months of 2001, the uncertainty from operations during bankruptcy and the timing of an exit from Chapter 11 bankruptcy.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. Funds for the Company's operational needs have been provided from internally generated cash and borrowings against the DIP Loan described in Note 2 to the Consolidated Financial statements herein. As of January 31, 2001, total liquidity, comprising cash, cash equivalents and funds available under the DIP Loan, was $6.3 million compared to $3.3 million at July 31, 2000. The Company generated cash from operations of $12.2 million in the first six months of fiscal 2001 compared to operations using cash of $14.6 million in the prior year period.

     Net cash used in investing activities amounted to $4.9 million in the first six months of fiscal 2001 compared to $19.8 million used in the prior year period. The decrease is largely attributable to a reduction in capital spending from the prior year when the Company spent significant funds on engineering and equipment for its new structural mill and installed a new #8 furnace in the six months ended January 31, 2000.

     Net cash used in financing activities for the six months ended January 31, 2001 was $8.2 million, compared to the prior year six months usage of $4.4 million.

     The Company failed to make its interest payment on December 15, 2000 of $5.5 million to the holders of its $115 million Senior Notes. The failure to pay interest within 30 days from the date due caused a default under the Senior Note Indenture.

     The Borrowing Base under the DIP Loan as of January 31, 2001 was $40.0 million with borrowings of $24.0 million. As of March 14, 2001, the Borrowing Base was $47.0 million with borrowings of $30.7 million. The amount the Company could borrow was reduced by $9.7 million in letters of credit, leaving $8.6 million available to borrow after adding back the $2.0 million overadvance in excess of the borrowing base.

     REORGANIZATION. As a result of the poor condition of the domestic steel markets and the Company's performance and liquidity shortage, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code as more fully described in Note 2 to Consolidated Financial Statements herein. The Company continues to operate in the ordinary course during the reorganization proceeding and plans to file a reorganization plan in approximately six months. With the continued support of the Company's employees, suppliers, customers and assuming improvement in the domestic steel markets generally, the Company believes that it can emerge from Chapter 11 sometime later this calendar year as a financially stable competitor in its markets.

     The Company, as described in its most recent annual report on Form 10-K, has been trying to implement its strategic plan to modernize its facilities while at the same time has been experiencing a liquidity shortage largely caused by steel market conditions. As part of these efforts, the Company attempted unsuccessfully to enroll the assistance of its critical vendors to continue to ship goods on credit terms while taking secured notes in return for past amounts due.

     As a result of the liquidity shortage and inability to reach an arrangement with critical vendors, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Northern District of Illinois, located in Rockford, Illinois on December 19, 2000 Case No. 00-74075. The Company continues to operate in the ordinary course during the reorganization proceeding and plans to file a reorganization plan in approximately six months. It is anticipated that such plan will include a substantial restructuring of the Company's balance sheet. While the Company recognizes that a successful reorganization will require negotiations with all of its major constituencies, including its senior noteholders, lenders and union, the Company anticipates that its plan will have the support of those constituencies. Accordingly, the Company hopes to emerge from Chapter 11 later this calendar year.

     Subsequent to the Chapter 11 filing by the Company, Fleet Capital Corporation ("Fleet") agreed with the Bankruptcy Court's approval, to supply Debtor-In-Possession ("DIP") financing to the Company (the "DIP Loan"). The DIP Loan is a $65 million revolving credit facility maturing June 15, 2001. The DIP Loan may be drawn upon up to an amount based upon a percentage of eligible accounts receivable, inventory, supplies and rolling stock (the "Borrowing Base"). Interest is payable monthly in arrears at a rate of prime plus 1%, currently 9-1/2%. As of January 31, 2001, the Borrowing Base was $40.0 million, with borrowings of $24.0 million. The amount which the Company could borrow was reduced by $9.7 million in letters of credit, leaving $6.3 million available to borrow. The Company is required to submit daily Borrowing Base Certificates to reflect the impact of prior day collections and sales, and, therefore the availability on the DIP Loan changes each day. The amount available under the DIP Loan was increased by an additional $2.0 million on February 1, 2001. Repayment of the DIP Loan is secured by a first priority lien on all real and personal property owned by the Company. At January 31, 2001, the Company was in compliance with its DIP loan.

     On February 26, 2001, the Company received a grant from the State of Illinois for $6.0 million. The Company is not required to repay the grant and used the funds to reduce the amount of the DIP Loan. As of March 14, 2001, the Borrowing Base was equal to $47.0 million with borrowings of $30.7 million. The amount which the Company could borrow was reduced by $9.7 million in letters of credit, leaving the Company with $8.6 million available to borrow after adding back the $2.0 million overadvance in excess of the borrowing base. In addition, the Company is still seeking additional loans from the State of Illinois.

     The Company continues to believe that constructing the new mill is necessary for its long term viability and continues to seek financing to take advantage of the federal government guarantee under the Emergency Steel Loan Act of 1999 (the "Guarantee Act"). The Guarantee Act provides that a qualified steel company can apply to the Loan Guarantee Board for a federal guarantee of up to 85% of the principal amount of a loan made to a steel company by a private bank or other financial institution. The Company, in fact, applied for and was granted in August 2000 a guarantee for 85% of a $170 million loan, but was unable to obtain financing for the loan despite the guarantee. Continued adverse steel market conditions have prevented the completion to this date of any financing to any steel producer under the Guarantee Act except for a loan made to Geneva Steel Company in early 2001. Recent changes in the regulations under the Guarantee Act have encouraged the Company to continue to seek a financing transaction under that federal program. However, to take advantage of the Guarantee Act, the Company will have until August 31, 2001 to file a new application due to the change in circumstances since the Company filed its first application with the Loan Guarantee Board.

     With the continued support of the Company's employees, suppliers, customers and creditors and assuming improvement in the domestic steel markets generally, the Company believes that it can emerge from Chapter 11 sometime later this calendar year as a financially stable competitor in its market.

     Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. If the Company is able to successfully reorganize, substantially all unsecured liabilities as of the petition date would be subject to settlement under a plan of reorganization to be voted upon by all impaired classes of creditors and approved by the Bankruptcy Court.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Loan and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         See Notes 9 and 10 in the Notes to the Consolidated Financial
Statements.

Item 3.  Defaults Upon Senior Securities

         The Company failed to make its interest payment on December 15, 2000 of $5.5 million to the holders of the Senior Notes. The failure to pay interest within 30 days from the due date caused a default under the Senior Note indenture agreement.

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


March 16, 2001